Form 10-Q
period 1999-06-30
IBT BANCORP INC
filed 1999-08-12
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

                           Commission File No. 0-25903


                                IBT Bancorp, Inc.
                                -----------------
             (Exact name of Registrant as specified in its charter)


Pennsylvania                                                     25-1532164
------------                                                     ----------
(State of incorporation                                       (I.R.S. employer
 or organization)                                            identification no.)


309 Main Street, Irwin, Pennsylvania                                15642
------------------------------------                                -----
(Address of principal executive offices)                          (zip code)


                                 (724) 863-3100
                                 --------------
                 Issuer's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES      NO  X
                                      ---      ---

Number of shares of Common Stock issued and outstanding as of August 2, 1999:
3,023,799
---------

                                IBT BANCORP, INC.

                                    Contents
                                    --------

                                                                                                                        Pages
                                                                                                                        -----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated balance sheets at June 30,  1999
               (unaudited) and December 31, 1998............................................................................1

               Consolidated statements of income (unaudited) for the three and six months ended June 30, 1999 and 1998.................................................................................2

               Consolidated statements of cash flows (unaudited) for the six months ended June 30, 1999 and 1998.................................................................................3

               Notes to condensed consolidated financial statements (unaudited).............................................4

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................6

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................11

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings...........................................................................................12

      Item 2.  Changes in Securities and Use of Records....................................................................12

      Item 3.  Defaults upon Senior Securities.............................................................................12

      Item 4.  Submission of Matters to a Vote of Security Holders.........................................................12

      Item 5.  Other Information...........................................................................................12

      Item 6.  Exhibits and Reports on Form 8-K............................................................................13

Signatures.................................................................................................................14



PART I
CONSOLIDATED BALANCE SHEETS

IBT BANCORP, INC. AND SUBSIDIARY


                                                                                June 30, 1999                December 31,
                                                                           -----------------------      ----------------------
                                                                                (unaudited)                     1998
                                                                           -----------------------      ----------------------
 ASSETS
              Cash and due from banks                                      $           11,500,525       $          10,767,316
              Interest-bearing deposits in banks                                          218,455                   7,196,998
              Federal funds sold                                                       16,611,000                  25,432,000
              Securities available for sale                                           130,884,817                 117,469,947
              Securities held to maturity  (Market value of                             1,500,000                   2,569,215
              $1,498,635 and $2,554,545 respectively)
              Federal Home Loan Bank stock, at cost                                     1,544,300                   1,308,100
              Loans, net                                                              249,329,644                 238,304,491
              Premises and equipment, net                                               4,811,813                   4,879,133
              Other assets                                                              5,882,059                   4,438,743
                                                                           -----------------------      ----------------------

Total Assets                                                               $          422,282,613       $         412,365,943
                                                                           =======================      ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
              Deposits
                          Non-interest bearing                             $           56,041,813       $          58,208,466
                          Interest-bearing                                            307,737,507                 298,174,672
                                                                           -----------------------      ----------------------

                          Total deposits                                              363,779,320                 356,383,138

              Securities sold under repurchase agreements                               6,030,670                           -
              Accrued interest and other liabilities                                    2,853,490                   3,781,876
              Long-term debt                                                           12,000,000                  14,000,000
                                                                           -----------------------      ----------------------

              Total liabilities                                                       384,663,480                 374,165,014

Stockholders' Equity
              Capital stock, par value $1.25, 5,000,000
                          shares authorized, 3,023,799 shares
                          issued and outstanding                                        3,779,749                   3,779,749
              Surplus                                                                   2,073,102                   2,073,102
              Retained earnings                                                        33,350,364                  31,401,922
              Accumulated other comprehensive income                                   (1,584,082)                    946,156
                                                                           -----------------------      ----------------------

              Total stockholders' equity                                               37,619,133                  38,200,929
                                                                           -----------------------      ----------------------

Total Liabilities and Stockholders' Equity                                 $          422,282,613       $         412,365,943
                                                                           =======================      ======================


CONSOLIDATED STATEMENTS OF INCOME

IBT BANCORP, INC. AND SUBSIDIARY


                                                   Three Months Ended June 30,                 Six Months Ended June 30,
                                             ---------------------------------------    ---------------------------------------
                                                   1999                 1998                  1999                 1998
                                             ------------------   ------------------    -----------------   -------------------
                                                           (unaudited)                                (unaudited)
                                             ---------------------------------------    ---------------------------------------
Interest Income
      Loans                                        $ 4,851,764          $ 4,772,086          $ 9,625,318           $ 9,430,595
      Investment securities                          2,118,109            1,864,136            4,233,272             3,720,553
      Federal funds sold                               120,303              200,983              251,825               378,246
                                                   ------------         ------------         ------------          ------------

      Total interest income                          7,090,176            6,837,205           14,110,415            13,529,394

Interest Expense
      Deposits                                       2,973,836            3,027,614            6,009,989             6,014,562
      Long-term debt                                   181,391               62,000              364,747               124,000
      Repurchase agreements                             34,327                    -               43,437                     -
                                                   ------------         ------------         ------------          ------------
      Total interest expense                         3,189,554            3,089,614            6,418,173             6,138,562
                                                   ------------         ------------         ------------          ------------
Net Interest Income                                  3,900,622            3,747,591            7,692,242             7,390,832

Provision for Loan Losses                               45,000              105,000               90,000               210,000
                                                   ------------         ------------         ------------          ------------
Net Interest Income after Provision                  3,855,622            3,642,591            7,602,242             7,180,832
for Loan Losses

Other Income (Losses)
      Service fees                                     420,977              346,759              792,999               644,657
      Net investment security gains (losses)             3,619               (3,520)               4,789                24,999
      Other income                                     315,999              223,974              603,826               400,856
                                                   ------------         ------------         ------------          ------------
      Total other income (losses)                      740,595              567,213            1,401,614             1,070,512

Other Expenses
      Salaries and employee benefits                 1,165,937              977,526            2,160,506             2,072,125
      Other expense                                  1,091,596            1,011,530            2,196,782             1,965,515
                                                   ------------         ------------         ------------          ------------
      Total other expenses                           2,257,533            1,989,056            4,357,288             4,037,640
                                                   ------------         ------------         ------------          ------------
Income Before Income Taxes                           2,338,684            2,220,748            4,646,568             4,213,704

Provision for Income Taxes                             747,492              718,261            1,488,606             1,335,777
                                                   ------------         ------------         ------------          ------------
Net income                                         $ 1,591,192          $ 1,502,487          $ 3,157,962           $ 2,877,927
                                                   ============         ============         ============          ============

Net Income per Share of Capital Stock                   $ 0.52               $ 0.50               $ 1.04                $ 0.95
                                                   ============         ============         ============          ============
Dividends per Share of Capital Stock                    $ 0.20               $ 0.16               $ 0.40                $ 0.32
                                                   ============         ============         ============          ============

CONSOLIDATED STATEMENTS OF CASH FLOWS

IBT BANCORP, INC. AND SUBSIDIARY

                                                                Six Months ended June 30,
                                                          --------------------------------------
                                                               1999                  1998
                                                          ----------------     -----------------
                                                                      (unaudited)
                                                          --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                             $  3,157,962          $  2,877,927
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                            267,000               236,000
          Net amortization/accretion of
            premiums and discounts                                 31,275                (4,174)
          Net investment security gains                            (4,789)              (24,999)
          Provision for loan losses                                90,000               210,000
          Decrease in cash due to
            changes in assets and liabilities:
              Other assets                                       (139,860)             (698,758)
              Accrued interest and other
                liabilities                                      (928,386)             (654,226)
                                                              ------------          ------------

Net Cash From Operating Activities                              2,473,202             1,941,770

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales of securities available
        for sale                                                  998,750             2,166,459
      Proceeds from maturities of securities held
        to maturity                                             1,069,215             3,096,589
      Proceeds from maturities of securities
        available for sale                                     19,776,987            20,221,918
      Purchase of securities available for sale               (38,050,787)          (24,002,005)
      Net loans made to customers                             (11,115,153)           (2,064,105)
      Purchases of premises and equipment                        (199,680)             (224,483)
      Purchase of Federal Home Loan Bank stock                   (236,200)             (137,400)
                                                              ------------          ------------

Net Cash Used By Investing
  Activities                                                  (27,756,868)             (943,027)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                  7,396,182             4,516,304
      Net increase in securities sold
        under repurchase agreements                             6,030,670                     -
      Dividends                                                (1,209,520)             (970,764)
      Payments on long-term debt                               (2,000,000)                    -
                                                              ------------          ------------

Net Cash From Financing Activities                             10,217,332             3,545,540
                                                              ------------          ------------

Net Change in Cash and Cash
  Equivalents                                                 (15,066,334)            4,544,283

Cash and Cash Equivalents at
  Beginning of Period                                          43,396,314            27,700,319
                                                              ------------          ------------

Cash and Cash Equivalents at
  End of Period                                              $ 28,329,980          $ 32,244,602
                                                              ============          ============

IBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any future interim period. These statements should be read in conjunction with the registration statement on Form 10 (File No. 0-25903).


NOTE B - EARNINGS PER SHARE

       Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding, giving retroactive effect, in 1998, to the three-for-one stock split, declared December 28, 1998 and distributed January 19, 1999, was 3,023,799 for the six months ended June 30, 1999 and 1998.


NOTE C - COMPREHENSIVE INCOME

       Total comprehensive income for the six months ended June 30, 1999 and 1998 was $627,724 and $2,830,076, respectively and comprehensive income
       (loss) for the three months ended June 30, 1999 and 1998 was $(129,764) and $1,409,315 respectively.

IBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Cont.



NOTE D - INVESTMENT SECURITIES

       Investment securities available for sale consist of the following:


                                                                        June 30, 1999
                                                --------------------------------------------------------------------
                                                                     Gross            Gross
                                                  Amortized       Unrealized       Unrealized            Market
                                                    Cost             Gains           Losses               Value
                                                --------------------------------------------------------------------
      U.S. Treasury securities                  $  4,507,679      $  29,046       $       -           $   4,536,725
      Obligations of
                  U.S. Government Agencies        77,431,335         71,260         (1,187,075)          76,315,520
      Obligations of State and
                  political sub-divisions          8,413,176        107,493           (183,642)           8,337,027
      Mortgage-backed securities                  42,134,713         41,239         (1,363,413)          40,812,539
      Other securities                               643,631              -                  -              643,631
      Equity securities                              154,410         84,965                  -              239,375
                                                --------------------------------------------------------------------
                                                $133,284,944      $ 334,003       $ (2,734,130)       $ 130,884,817
                                                =========================================================================


NOTE E - REPURCHASE AGREEMENTS

       During 1999, the Bank began offering its corporate customers an investment product fashioned in the form of a repurchase agreement. Under the terms of the agreement, deposits in designated demand accounts of the customer are put into an investment vehicle which is used daily to purchase an interest in designated U.S. Government or Agencies' securities owned by the Bank. The Bank in turn agrees to repurchase these investments on a daily basis and pay the customer the daily interest earned on them. At June 30, 1999, the amount of repurchase agreements was $6,030,670.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipate", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. IBT Bancorp, Inc. undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

     IBT Bancorp, Inc. is a bank holding company headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking services through its wholly owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company").

FINANCIAL CONDITION

     The Company's total assets increased by $9.9 million to $422.3 million at June 30, 1999 from $412.4 million at December 31, 1998. The total balance in federal funds sold decreased $8.8 million to $16.6 million at June 30, 1999 from $25.4 million at December 31, 1998. This decrease was used to take advantage of market opportunities by funding investment securities classified as available for sale which reached $130.9 million at June 30, 1999 an increase of $13.4 million from December 31, 1998 of $117.5 million. Net loans receivable increased $11.0 million to $249.3 million at June 30, 1999 from $238.3 million at December 31, 1998. The increase in loans was primarily in the consumer loan portfolio, which rose $6.6 million to $59.0 million at June 30, 1999, from $52.4 million at December 31, 1998. This portfolio's increase was due to our competitive market rates.

     Interest-bearing deposits rose $9.6 million to reach $307.7 million at June 30, 1999 from $298.1 million at December 31, 1998. Competitive offering rates attributed to this growth. Non-interest bearing deposits decreased by $2.2 million to $56.0 million at June 30, 1999. The decrease in the non-interest bearing accounts is primarily attributed to repurchase agreements. During 1999, the Bank began offering its corporate customers an investment product fashioned in the form of a repurchase agreement. Under the terms of the agreement, deposits in designated demand accounts of the customer are put into an investment vehicle which is used daily to purchase an interest in designated U.S. Government or Agencies' securities owned by the Bank. The Bank in turn agrees to repurchase these investments on a daily basis and pay the customer the daily interest earned on them. At June 30, 1999, the amount of repurchase agreements was $6.0 million.


     Growth in retained earnings of $1.9 million to $33.4 million at June 30, 1999 is attributed to the Corporation's consolidated earnings during the six months ended June 30, 1999; less dividends paid for the period. Accumulated other comprehensive income decreased $2.5 million to a loss of $1.6 million at June 30, 1999 a result of changes in the unrealized gain (loss) on the available for sale securities due to fluctuations in interest rates. Pusuant to generally accepted accounting principles, securities available for sale are recorded at current market value and net unrealized gains or losses on such securities are excluded from current earnings and reported net of income taxes, as part of comprehensive income, until realized. Because of interest rate volatility, the Company's accumulated comprehensive income (comprised solely of net unrealized holding gains and losses on securities available for sale) could materially fluctuate for each interim period and year-end. The majority of the accumulated unrealized loss resulted from the Company's investment in U.S. government agencies and mortgage backed securities. See Note D to the condensed consolidated financial statements.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998:

     General: Net income for the three and six month period ended June 30, 1999 was $1.6 million and $3.2 million, respectively, or $89,000 and $280,000 more than the $1.5 million and $2.9 million earned during the same periods in 1998. The increase in net income for the three and six months ended June 30, 1999 were primarily the result of loan growth and the purchase of available for sale securities.

     Interest Income. Interest income increased $253,000 to $7.1 million for the three months ended June 30, 1999 from $6.8 million for the three months ended June 30, 1998. Interest income increased $581,000 to $14.1 million for the six months ended June 30, 1999 from $13.5 million for the six months ended June 30, 1998. The increase was primarily the result of an increase in the volume of net loans receivable outstanding during the three-month period as compared to the same period in 1998.

     Interest Expense. Interest expense increased $100,000 to $3.2 million for the three months ended June 30, 1999 from $3.1 million for the three months ended June 30, 1998. Interest expense increased $280,000 to $6.4 million for the six months ended June 30, 1999 from $6.1 million for the six months ended June 30, 1998.

     Net Interest Income. Net interest income increased $153,000 to $3.9 million for the three months ended June 30, 1999 from $3.7 million for the same period in 1998. Net interest income increased $301,000 to $7.7 million for the six months ended June 30, 1999 from $7.4 million for the six months ended June 30, 1998.

     Provision for loan losses. The Company recorded a provision for loan losses of $45,000 for the three months ended June 30, 1998 compared to $105,000 for the same period in 1998. For the six months ended June 30, 1999 the Company recorded a provision for loan losses of $90,000 compared to $210,000 for the same period in 1998. The evaluation for determining the provision includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

     The Company will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as economic conditions dictate. Management continues to offer a wider variety of loan products coupled with the continued success of changing the mix of the products offered in the loan portfolio from lower yielding loans (i.e., one- to four-family loans) to higher yielding loans (i.e., equity loans, multi-family (five or more units) buildings, and commercial (nonresidential) mortgages). Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio.

     Non interest income. Non interest income amounted to $741,000 and $1.4 million for the three and six months ended June 30, 1999, and $567,000 and $1.1 million for the three and six months ended June 30, 1998, respectively. The total increases in the three and six month amounts ended June 30, 1999 over the same period in 1998 were a result of income generated from ATM surcharging and increased overdraft fee resulting from an increase in the number of demand deposit accounts.

     Non interest expense. Non interest expense increased by $268,000 to $2.3 million for the three-month period ended June 30, 1999 from $2.0 million for the comparable quarter in 1998. For the six month period ended June 30, 1999, non-interest expense amounted to $4.3 million, an increase of $319,000 from the $4.0 million reported for the six months ended June 30, 1998. Increased expenses were the result of the opening of supermarket branches in September, 1998 and February 1999.

Year 2000 Issues

Senior management views the year 2000 initiative as one of the highest priorities of the Company. With oversight from the Board of Directors, the Company is aggressively pursuing appropriate solutions and assurances with regard to compliance of all applications affected by the year 2000.

In 1997, the Bank put together a year 2000 team consisting of senior management, officers, and members of various departments in the Bank, to assess the impact year 2000 issues could have on the Bank's daily business operations. A five-phase plan was developed. The five phases included awareness, assessment, renovation, validation, and implementation.

The awareness phase included gathering information on year 2000 issues and sharing it with all levels of employees and the Board of Directors. This process of gathering and sharing information continues and has been expanded to include the Bank's customer base. Workshops have been provided for commercial customers. Newsletters, local newspaper announcements and brochures are available at each branch location to keep customers, shareholders and employees abreast of the year 2000 issue. The Board of Directors is updated on a monthly basis.

The assessment phase includes the inventorying of all hardware and software and identification of all systems, which could be affected by the date change. The hardware, software and systems were prioritized based upon their importance in providing uninterrupted services to customers. Those items determined to be of the highest priority were ranked "mission critical." The Bank's core processing system was determined to be "mission critical." The core processing system is outsourced to two outside vendors. The first vendor provides the software for in-house processing of all documents including checks, deposit tickets, loan payments, and miscellaneous items from the Federal Reserve, correspondent banks, and over the counter transactions. The second vendor, at an off-site location, performs the process of editing, posting, and report generation of all activity on customer accounts.

All non-information technology systems were also identified during the assessment phase and testing was performed. This included testing of loan calculators, fax machines, VCR's, surveillance cameras, etc. Vendors were contacted and provided with makes, models, and serial numbers on systems that could not be tested in-house, such as, elevators, vault security systems, phone systems, and heat/air conditioning systems. The vendors provided written assurance that their systems are year 2000 compliant.

During the assessment phase it was determined that the cost associated with addressing the year 2000 issue should not exceed $400,000, which includes capital expenditures. At June 30, 1999, approximately $190,000 had been expended. These costs or any additional costs associated with the year 2000 issue are not expected to have a major impact on the Company's financial statements.

The renovation phase included hardware replacement, software upgrades and vendor assurance. At June 30, 1999, the renovation phase for all "mission critical" systems are complete and other systems are in their final stages.

The validation phase includes extensive testing of all hardware, software and systems provided by third party vendors. As of June 30, 1999, the final states of testing of our "mission critical" core applications are complete. The testing process was monitored by an independent consulting group. The anticipated completion for testing of all remaining products is September 30, 1999.

The risks exist that some of the Bank's commercial borrowers may not be prepared for year 2000 issues and may suffer financial harm as a result. This, in turn, represents risk to the Bank regarding the repayment of loans from those commercial customers. Because of this, year 2000 compliance is considered part of our loan underwriting procedures. A risk analysis was performed in September of 1998 on all existing commercial loans with an aggregate balance exceeding
$100,000 and commercial mortgage loans with an aggregate balance exceeding $250,000. The risk analysis was performed using FDIC guidelines. Commercial loan customers were evaluated based upon their year 2000 vulnerability, their ability to obtain the resources to identify and correct any deficiencies, and their year 2000 plan. Their overall year 2000 credit risk was then classified as low, medium, or high. Those classified as high risk are re-evaluated on a quarterly basis. However, repayment sources for the majority of loans in the Bank's commercial loan portfolio are in multi-family real estate projects that tend to be less computer-dependent than, for example, a manufacturing business. Nevertheless, a year 2000 disclosure is included in new commercial and commercial mortgage loans requiring the borrower to maintain year 2000 compliant systems.

A Contingency and Business Resumption Plan was approve by the Board in May 1999. This plan addresses perceived risks associated with the year 2000 problem. These activities include remediation contingency planning intended to mitigate any risks associated with unforeseen system glitches, system failure, increased demands for cash, or processes outside the Bank's control. The remainder of 1999 will be used to further validate the plan.

While this plan was designed to significantly address the Year 2000 problems of the Bank, the occurrence of the following could negatively impact the Bank:

     (a) utility service companies may be unable to provide the necessary service to drive the Bank's data systems or provide sufficient sanitary conditions for the Bank's offices;

     (b) the Bank's primary software provider could have a major malfunction in its system or their service could be disrupted due to its utility providers, or some combination of the two; or

     (c)  the Bank may have to transact its business manually

The Bank will attempt to monitor these uncertainties by continuing to request an update on all critical and important vendors through the remainder of 1999. If the Bank identifies any concern related to any critical or important vendor, the contingency plan will be implemented immediately to assure continued service to the Bank's customers.

The implementation phase includes incorporating all necessary changes and becoming completely year 2000 compliant. It is expected that this phase will be completed by September 30, 1999.

The Bank continues to focus on the awareness phase with its efforts on providing customers, the Company's shareholders and employees with up-to-date information on the Bank's state of preparedness for the year 2000. This will include employee awareness at monthly manager and operation meetings and informational seminars at various local civic groups. The Bank will also be readily available to answer any questions.

Successful and timely completion of the year 20000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Bank's testing plans, and all vendors, suppliers and customer readiness.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment systems providers, and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material impact on the financial statements of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no significant changes for the six months ended June 30, 1999 from the information presented in the Form 10 registration statement, under the caption Market Risk, for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

               The registrant is not engaged in any legal proceedings at the present time. From time to time, the Bank is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

Item 2.        Changes in Securities and Use of Proceeds

               None.

Item 3.        Defaults Upon Senior Securities

               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

               The annual meeting of shareholders of the Registrant was held on April 19, 1999 and the following matters were voted upon:

               Proposal I - Election of directors with terms to expire in 2002.


                                                 FOR                 WITHHELD
                                                 ---                 --------

                   J. Cart Gardner              2,586,901               44,950

                   Richard L. Ryan              2,630,569                1,390

                   Robert C. Whisner            2,630,569                1,390

               Proposal II - The approval of amendments to the articles of incorporation and bylaws of the Registrant.

                   FOR:         2,583,691
                   AGAINST:        48,870
                   ABSTAIN:         2,268


Item 5.        Other Information

               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

                 (a)    Exhibits

                        3(i)   Articles of Incorporation  of IBT Bancorp,  Inc.*
                        3(ii)  Bylaws of IBT Bancorp,  Inc.*
                        27     Financial  Data Schedule (electronic filing only)

                        ---------------
                        *Incorporated   by  reference   to  the   registration
                        statement on Form 10, filed on April 29, 1999 and subsequently amended on June 28, 1999.

                 (b)    Reports on Form 8-K -- None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           IBT Bancorp, Inc.


Date:    August 12, 1999                By:   /s/Charles G. Urtin
                                              ----------------------------------
                                              Charles G. Urtin
                                              Executive Vice President and Chief
                                              Financial Officer
                                              (duly authorized officer)