Form 10-Q
period 1999-09-30
IBT BANCORP INC
filed 1999-11-15
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                   (Mark One)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999
                                           ------------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                           Commission File No. 0-25903


                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      Pennsylvania                                       25-1532164
-----------------------------            ---------------------------------------
(State of incorporation)                    (I.R.S. employer identification no.)


309 Main Street, Irwin, Pennsylvania                        15642
-------------------------------------------      -------------------------------
(Address of principal executive offices)                  (zip code)


                                 (724) 863-3100
--------------------------------------------------------------------------------
                 Issuer's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X       NO
                                     ---          ---

     Number  of   shares  of  Common Stock  outstanding  as of November 9, 1999:
     3,023,799
     ---------

                                IBT BANCORP, INC.

                                    Contents
                                    --------

                                                                                                           Pages
                                                                                                           -----
PART I - FINANCIAL INFORMATION

    Item 1.    Financial Statements..............................................................................

                Consolidated balance sheets at September 30, 1999
                (unaudited) and December 31, 1998................................................................  1

                Consolidated statements of operations (unaudited) for the three and nine months ended September 30, 1999 and 1998................................................................  2

                Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 1999 and 1998................................................................  3

                Notes to condensed consolidated financial statements (Unaudited).................................  4

     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................  5

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................................... 13

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings................................................................................ 14

     Item 2.    Changes in Securities and Use of Records......................................................... 14

     Item 3.    Defaults upon Senior Securities.................................................................. 14

     Item 4.    Submission of Matters to a Vote of Security-Holders.............................................. 14

     Item 5.    Other Information................................................................................ 14

     Item 6.    Exhibits and Reports on Form 8-K................................................................. 14

Signatures....................................................................................................... 15


PART I
CONSOLIDATED BALANCE SHEETS

IBT BANCORP, INC. AND SUBSIDIARY

                                                                                        September 30, 1999     December 31,
                                                                                        ------------------     ------------
                                                                                            (unaudited)            1998
                                                                                       ------------------     ------------
 ASSETS
              Cash and due from banks                                                      $  11,749,527    $  10,767,316
              Interest-bearing deposits in banks                                              10,276,212        7,196,998
              Federal funds sold                                                               5,064,000       25,432,000
              Securities available for sale                                                  149,923,424      117,469,947
              Securities held to maturity  (Market value of                                         --          2,569,215
              $0 and $2,554,545 respectively)
              Federal Home Loan Bank stock, at cost                                            1,964,300        1,308,100
              Loans, net                                                                     256,219,245      238,304,491
              Premises and equipment, net                                                      4,698,012        4,879,133
              Other assets                                                                     6,437,417        4,438,743
                                                                                           -------------    -------------

Total Assets                                                                               $ 446,332,137    $ 412,365,943
                                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
              Deposits
                          Non-interest bearing                                             $  56,485,459    $  58,208,466
                          Interest-bearing                                                   318,462,481      298,174,672
                                                                                           -------------    -------------

                          Total deposits                                                     374,947,940      356,383,138

              Securities sold under repurchase agreements                                      7,495,613             --
              Accrued interest and other liabilities                                           3,870,975        3,781,876
              Long-term debt                                                                  22,000,000       14,000,000
                                                                                           -------------    -------------

              Total liabilities                                                              408,314,528      374,165,014

Stockholders' Equity
              Capital stock, par value $1.25, 5,000,000
                          shares authorized, 3,023,799 shares
                          issued and outstanding                                               3,779,749        3,779,749
              Surplus                                                                          2,073,102        2,073,102
              Retained earnings                                                               34,348,400       31,401,922
              Accumulated other comprehensive income                                          (2,183,642)         946,156
                                                                                           -------------    -------------

              Total stockholders' equity                                                      38,017,609       38,200,929
                                                                                           -------------    -------------

Total Liabilities and Stockholders' Equity                                                 $ 446,332,137    $ 412,365,943
                                                                                           =============    =============

CONSOLIDATED STATEMENTS OF INCOME

IBT BANCORP, INC. AND SUBSIDIARY


                                                Three Months Ended September 30,              Nine Months Ended September 30,
                                           -------------------------------------------   ----------------------------------------
                                                  1999                   1998                   1999                  1998
                                           --------------------   --------------------   -------------------   ------------------
                                                           (unaudited)                                   (unaudited)
                                           -------------------------------------------   ----------------------------------------
Interest Income
      Loans                                        $ 4,989,828            $ 4,728,515          $ 14,615,146           $ 14,159,110
      Investment securities                          2,376,310              1,976,842             6,609,582              5,697,395
      Federal funds sold                               172,135                200,592               423,961                578,838
                                           --------------------   --------------------   -------------------   --------------------

      Total interest income                          7,538,273              6,905,949            21,648,689             20,435,343

Interest Expense
      Deposits                                       3,196,223              3,031,244             9,206,211              9,045,806
      Long-term debt                                   284,222                118,145               648,969                242,145
      Repurchase agreements                             66,892                      -               110,330                      -
                                           --------------------   --------------------   -------------------   --------------------

      Total interest expense                         3,547,337              3,149,389             9,965,510              9,287,951
                                           --------------------   --------------------   -------------------   --------------------

Net Interest Income                                  3,990,936              3,756,560            11,683,179             11,147,392

Provision for Loan Losses                              105,000                 75,000               195,000                285,000
                                           --------------------   --------------------   -------------------   --------------------

Net Interest Income after Provision                  3,885,936              3,681,560            11,488,179             10,862,392
for Loan Losses

Other Income
      Service fees                                     465,503                371,997             1,258,502              1,016,654
      Net investment security gains                     19,268                  9,708                24,057                 34,707
      Other income                                     322,051                228,123               925,877                628,979
                                           --------------------   --------------------   -------------------   --------------------

      Total other income                               806,822                609,828             2,208,436              1,680,340

Other Expenses
      Salaries and employee benefits                 1,136,728              1,184,272             3,297,234              3,256,397
      Other expense                                  1,193,113                965,195             3,389,896              2,930,711
                                           --------------------   --------------------   -------------------   --------------------

      Total other expenses                           2,329,841              2,149,467             6,687,130              6,187,108
                                           --------------------   --------------------   -------------------   --------------------

Income Before Income Taxes                           2,362,917              2,141,921             7,009,485              6,355,624

Provision for Income Taxes                             760,121                694,622             2,248,727              2,030,399
                                           --------------------   --------------------   -------------------   --------------------

Net income                                         $ 1,602,796            $ 1,447,299           $ 4,760,758            $ 4,325,225
                                           ====================   ====================   ===================   ====================

Net Income per Share of Capital Stock                   $ 0.53                 $ 0.48                $ 1.57                 $ 1.43
                                           ====================   ====================   ===================   ====================

Dividends per Share of Capital Stock                    $ 0.20                 $ 0.16                $ 0.60                 $ 0.48
                                           ====================   ====================   ===================   ====================

CONSOLIDATED STATEMENTS OF CASH FLOWS

IBT BANCORP, INC. AND SUBSIDIARY

                                                                                 Nine Months ended September 30,
                                                                          ---------------------------------------------
                                                                                 1999                     1998
                                                                          --------------------     --------------------
                                                                                           (unaudited)
                                                                          ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                 $ 4,760,758              $ 4,325,225
       Adjustments to reconcile net cash
       from operating activities:
       Depreciation                                                                   400,500                  362,000
       Net amortization/accretion of
       premiums and discounts                                                          17,235                   (4,416)
       Net investment security gains                                                  (24,057)                 (34,707)
       Provision for loan losses                                                      195,000                  285,000
       Increase (Decrease) in cash due to
       changes in assets and liabilities:
       Other assets                                                                  (386,354)                (856,044)
       Accrued interest and other
       liabilities                                                                     89,099                 (180,432)
                                                                          --------------------     --------------------

Net Cash From Operating Activities                                                  5,052,181                3,896,626

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from sales of securities available
       for sale                                                                     6,502,031                2,166,459
       Proceeds from maturities of securities held
       to maturity                                                                  2,569,215                3,162,659
       Proceeds from maturities of securities
       available for sale                                                          41,406,716               28,606,733
       Purchase of securities available for sale                                  (85,097,520)             (44,443,881)
       Net loans made to customers                                                (18,109,754)             (11,720,339)
       Purchases of premises and equipment                                           (219,379)                (268,394)
       Purchase of Federal Home Loan Bank stock                                      (656,200)                (137,400)
                                                                          --------------------     --------------------


Net Cash Used By Investing Activities                                             (53,604,891)             (22,634,163)

CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in deposits                                                    18,564,802                7,924,972
       Net increase in securities sold
       under repurchase agreements                                                  7,495,613                        -
       Dividends                                                                   (1,814,280)              (1,454,572)
       Payments on long-term debt                                                  (2,000,000)                       -
       Proceeds from long-term debt                                                10,000,000                5,000,000
                                                                          --------------------     --------------------

Net Cash From Financing Activities                                                 32,246,135               11,470,400
                                                                          --------------------     --------------------

Net Change in Cash and Cash
Equivalents                                                                       (16,306,575)              (7,267,137)

Cash and Cash Equivalents at
Beginning of Period                                                                43,396,314               27,700,319
                                                                          --------------------     --------------------

Cash and Cash Equivalents at
End of Period                                                                    $ 27,089,739             $ 20,433,182
                                                                          ====================     ====================

IBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any future interim period. These statements should be read in conjunction with the registration statement on Form 10 (File No. 0-25903).


NOTE B - EARNINGS PER SHARE

     Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding, giving retroactive effect, in 1998, of the three-for-one stock split, declared December 28, 1998 and distributed January 19, 1999, was 3,023,799 for the nine months ended September 30, 1999 and 1998.

NOTE C - COMPREHENSIVE INCOME

     Total comprehensive income for the nine months ended September 30, 1999 and 1998 was $1,630,960 and $4,815,379, respectively and comprehensive income for the three months ended September 30, 1999 and 1998 was $1,003,237 and $1,985,303, respectively.

IBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Cont.



NOTE D - INVESTMENT SECURITIES

       Investment securities available for sale consist of the following:

                                                                                  September 30, 1999
                                                      ----------------------------------------------------------------------------
                                                                                 Gross            Gross
                                                             Amortized         Unrealized       Unrealized            Market
                                                                Cost              Gains           Losses               Value
                                                      ----------------------------------------------------------------------------
           Obligations of
                U.S. Government Agencies                     $  93,683,276       $ 71,343       $ (1,541,909)       $  92,212,710
           Obligations of State and
                political sub-divisions                          8,208,946         82,796           (272,095)           8,019,647
           Mortgage-backed securities                           50,538,214         50,235         (1,778,580)          48,809,869
           Other securities                                        647,128          6,038                  -              653,166
           Equity securities                                       154,410         73,622                  -              228,032
                                                      ----------------------------------------------------------------------------
                                                             $ 153,231,974      $ 284,034       $ (3,592,584)       $ 149,923,424
                                                      ============================================================================


NOTE E - REPURCHASE AGREEMENTS

     During 1999, the Bank began offering its corporate customers an investment product fashioned in the form of a repurchase agreement. Under the terms of the agreement, deposits in designated demand accounts of the customer are put into an investment vehicle which is used daily to purchase an interest in designated U.S. Government or Agencies' securities owned by the Bank. The Bank in turn agrees to repurchase these investments on a daily basis and pay the customer the daily interest earned on them. At September 30, 1999, the amount of repurchase agreements was $7,495,613.

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

FINANCIAL CONDITION

         At September 30, 1999, total assets increased $33.9 million to $446.3 million from $412.4 million at December 31, 1998. Of this increase, securities available for sale increased $32.4 million, net loans receivable increased $17.9 million, cash and due from bank's increased $1.0 million and interest bearing deposits in bank's increased $3.0 million. Such increases were offset by a $20.3 million decrease in federal funds sold.

         Federal funds sold and $8.0 million of loan term debt (which consisted of Federal Home Loan Bank advances) were used to take advantage of the lower interest rate environment by funding purchases of securities available for sale.

         The growth in interest bearing deposits of $20.4 million was used primarily to fund the growth in the loan portfolio. The increase in the loan portfolio was primarily due to the growth of the fixed rate one- to four- family mortgage loan and installment loan portfolios of $6.7 million and $8.7 million, respectively. The Company's loan portfolio continues to grow due to the Company's offering of competitive market interest rates.

          Interest bearing deposits in bank's increased primarily due the Company's investment in short term certificates of deposits.

         Interest-bearing deposits increased $20.4 million to $318.5 at September 30, 1999 from $298.1 million at December 31, 1998. The Company's competitive market rates offered to the public was primarily the reason for the growth.

         Non-interest bearing deposits decreased $1.7 million to $56.5 million at September 30, 1999 from $58.2 million at December 31, 1998. The decrease in the non-interest bearing accounts is primarily attributed to repurchase agreements. During 1999, the Company began to offer its corporate customers an investment product fashioned in the form of a repurchase agreement. Under the terms of the agreement, deposits in designated demand accounts of the customer are put into an investment vehicle which is used daily to purchase an interest in designated U.S. Government or Agencies= securities. The Company in turn agrees to repurchase these investments on a daily basis and pay the customer the daily interest earned on them. At September 30, 1999, the amount of repurchase agreements was $7.5 million. See Note E to the condensed consolidated financial statements.

          At September 30, 1999, total stockholders' equity decreased $200,000 to $38.0 million from $38.2 million at December 31, 1998. The decrease was due to a $3.1 million loss in accumulated other comprehensive income and dividends paid of $1.8 million. Such decrease was offset by net income of $4.7 million for the period.


         Accumulated other comprehensive income decreased as a result of changes in the net unrealized (loss) on the available for sale securities due to fluctuations in interest rates. Pursuant to generally accepted accounting principles, securities available for sale are recorded at current market value and net unrealized gains or losses on such securities are excluded from current earnings and reported net of income taxes, as part of comprehensive income, until realized. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. The majority of the accumulated unrealized loss resulted from the Company's investment in U.S. government agencies and mortgage backed securities. See Note D to the condensed consolidated financial statements.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

         Net income. Net income for the three months ended September 30, 1999 increased $200,000 to $1.6 million from $1.4 million for the comparable three months 1998 period. Net income for the nine months ended September 30, 1999 increased $500,000 to $4.8 million from $4.3 million for the comparable nine months 1998 period. Such increases for the three and nine months ended 1999 were the result of the growth in the loan portfolio and the purchase of available for sale securities.

         Interest income. Interest income for the three months ended September 30, 1999 increased $600,000 to $7.5 million from $6.9 million for the comparable three months 1998 period. Interest income for the nine months ended September 30, 1999 increased $1.2 million to $21.6 million from $20.4 million for the comparable nine months 1998 period. The increases for the three and nine months ended 1999 was primarily due the growth in the loan portfolio and the increase in available for sale securities.

         Interest expense. Interest expense for the three months ended September 30, 1999 increased $400,000 to $3.5 million from $3.1 million for the comparable three months 1998 period. Interest expense for the nine months ended September 30, 1999 increased $700,000 to $10.0 million from $9.3 million for the comparable nine months 1998 period. The increase was primarily due to the increase in interest earning deposits, FHLB advances and corporate repurchase agreement deposits.


         Provision for loan losses. For the three and nine months ended September 30, 1999 provision for loan losses were $105,000 and $195,000, respectively. The evaluation for determining the provision includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

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

         Other income. Other income for the three months ended September 30, 1999 increased $197,000 to $807,000 from $610,000 for the comparable three months 1998 period . Other income for the nine months ended September 30, 1999 increased $500,000 to $2.2 million from $1.7 million for the comparable nine months 1998 period. The total increases for the three and nine months 1999 results were due to the increase in service fees and other income. The increase in service fees was the result of overdraft fees primarily due to the increase in the number of demand deposit accounts. Other income increased as a result of the Company's assessment of ATM surcharges on transactions performed by non-customers beginning in January 1999.

         Other expense. Other expense for the three months ended September 30, 1999 increased $200,000 to $2.3 million from $2.1 million for the comparable three months 1998 period . Other income for the nine months ended September 30, 1999 increased $500,000 to $6.7 million from $6.1 million for the comparable nine months 1998 period. Other expenses increased due to the of the opening of two additional supermarket branches.

Year 2000 Issues

         Senior management views the year 2000 initiative as one of the highest priorities of the Company. With oversight from the Board of

Directors, the Company has pursued appropriate solutions and assurances with regard to compliance of all applications affected by the year 2000.

         In 1997, the Company formed a year 2000 team consisting of senior management, officers, and members of various departments of the Company, to assess the impact year 2000 issues could have on the Company's daily business operations. A five-phase plan was developed which was comprised of the following phases: awareness, assessment, renovation, validation, and implementation .

         The awareness phase included gathering information on year 2000 issues and sharing it with all levels of employees and the Board of Directors. This process of gathering and sharing information continues and includes the bank's customer base. Workshops have been provided for commercial customers. Newsletters, local newspaper announcements and brochures are available at each branch location to keep customers, shareholders and employees abreast of the year 2000 issue. The Board of Directors is updated on a monthly basis.

         The assessment phase includes the inventorying of all hardware and software and identification of all systems, which could be affected by the date change. The hardware, software and systems were prioritized based upon their importance in providing uninterrupted services to customers. Those items determined to be of the highest priority were ranked "mission critical." The core processing system was determined to be "mission critical." The core processing system is outsourced to two outside vendors. The first vendor provides the software for in-house processing of all documents including checks, deposit tickets, loan payments, and miscellaneous items from the Federal Reserve, correspondent banks, and over the counter transactions. The second vendor, at an off-site location, performs the process of editing, posting, and report generation of all activity on customer accounts.

         All non-information technology systems were also identified during the assessment phase and testing was performed. This included testing of loan calculators, fax machines, VCR=s, surveillance cameras, etc. Vendors were contacted and provided with makes, models, and serial numbers on systems that could not be tested in-house, such as, elevators, vault security systems, phone systems, and heat/air conditioning systems. The vendors provided written assurance that their systems are year 2000 compliant.

         During the assessment phase it was determined that the cost associated with addressing the year 2000 issue should not exceed $300,000, which includes capital expenditures. At September 30, 1999, approximately $200,000 had been expended. These costs or any additional costs associated with the year 2000 issue are not expected to have a major impact on the Company's financial statements.

         The renovation phase included hardware replacement, software upgrades and vendor assurance. At September 30, 1999, the renovation phase for all "mission critical" and other systems were completed.

         The validation phase includes extensive testing of all hardware, software and systems provided by third party vendors. As of September 30, 1999, the final stages of testing of our "mission critical" core applications and all remaining products were completed. The testing process of our "mission critical" core applications was monitored by an independent consulting group.

         The risks exist that some of the bank's commercial borrowers may not be prepared for year 2000 issues and may suffer financial harm as a result. This, in tern, represents risk to the bank regarding the repayment of loans from those commercial customers. Because of this, year 2000 compliance is considered part of our loan underwriting procedures. A risk analysis was performed in September of 1998 on all existing commercial loans with an aggregate balance exceeding
$100,000 and commercial mortgage loans with an aggregate balance exceeding $250,000. The risk analysis was performed using FDIC guidelines. Commercial loan customers were evaluated based upon their year 2000 vulnerability, their ability to obtain the resources to identify and correct any deficiencies, and their year 2000 plan. Their overall year 2000 credit risk was then classified as low, medium, or high. Those classified as high risk are re-evaluated on a quarterly basis. However, repayment sources for the majority of loans in the bank's commercial loan portfolio are in multi-family real estate projects that tend to be less computer-dependent than, for example, a manufacturing business. Nevertheless, a year 2000 disclosure is included in new commercial and commercial mortgage loans requiring the borrower to maintain year 2000 compliant systems.


         A Contingency and Business Resumption Plan was approved by the Board in May 1999. This plan addresses perceived risks associated with the year 2000 problem. These activities include remediation contingency planning intended to mitigate any risks associated with unforeseen system glitches, system failure, increased demands for cash, or processes outside the Bank's control. The remainder of 1999 will be used to further validate the plan.

While this plan was designed to significantly address the Year 2000 problems of the Company, the occurrence of the following could negatively impact the
Company:

        (a) utility service companies may be unable to provide the necessary service to drive the Company's data systems or provide sufficient sanitary conditions for the Company's offices;

        (b)  the  Company's   primary  software  provider  could  have  a  major
             malfunction in its system or their service could be disrupted due to its utility providers, or some combination of the two; or

        (c)  the Company may have to transact its business manually

The Company will attempt to monitor these uncertainties by continuing to request an update on all critical and important vendors through the remainder of 1999. If the Company identifies any concern related to any critical or important vendor, the contingency plan will be implemented immediately to assure continued service to the bank's customers.

The  implementation  phase  includes  incorporating  all  necessary  changes and
becoming   completely   year  2000   compliant.   At  September   30,  1999  the
implementation phase is complete.

The Company continues to focus on the awareness phase with its efforts on providing customers, the Company's shareholders and employees with up-to-date information on the Company's state of preparedness for the year 2000. This will include employee awareness at monthly manager and operation meetings and informational seminars at various local civic groups. For the remainder of 1999, the Company will focus on employee training to insure continued, uninterrupted customer service in the new year.

Successful and timely completion of the year 2000 project is based on management=s best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Company's testing plans, and all vendors, suppliers and customer readiness.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as customers, vendors, payment systems providers, utility companies, and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material impact on the financial statements of the Company. Additionally, year 2000 issues could affect the Company's liquidity if customer withdrawals in anticipation of the year 2000 are greater than expected or if lenders are unable to provide the Company with funds when needed.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the nine months ended September 30, 1999 from the information presented in the Form 10 registration statement, under the caption Market Risk, for the year ended December 31, 1998.

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

                  None.

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      3(i) Articles of Incorporation of IBT Bancorp, Inc.* 3(ii) Bylaws of IBT Bancorp, Inc.*
                      27    Financial  Data  Schedule (electronic filing only)

                  ---------------
                  * Incorporated by reference to the registration statement on Form 10, filed on April 29, 1999 and subsequently amended on June 28, 1999.


         (b)      Reports on Form 8-K -- None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                IBT BANCORP, INC.


Date:    November  12 , 1999        By:      /s/Charles G. Urtin
                  ----                       -----------------------------------------------------
                                              Charles G. Urtin
                                              Executive Vice President and Chief Financial Officer
                                                 (Chief Accounting Officer)
                                              (Duly authorized officer)