Form 10-K
period 1999-12-31
IBT BANCORP INC
filed 2000-03-22
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1999

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________  to __________________

Commission File Number: 0-25903

                                IBT BANCORP, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                       Pennsylvania                          25-1532164
----------------------------------------------------- --------------------------
     (State or other jurisdiction of incorporation    (I.R.S.   Employer
     or organization)                                 Identification No.

        309 Main Street, Irwin, Pennsylvania                15642
-----------------------------------------------------       -----
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:     (724) 863-3100
                                                    ------------------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                            --------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.25 par value
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X        NO      .
    -----         -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sales price of $27 per share of the registrant's common stock on February 25, 2000, as reported on the OTC Bulletin Board, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $71.7 million.

         DOCUMENTS INCORPORATED BY REFERENCE


     1.   Portions of 1999 Annual Report to Stockholders (Parts II and IV)
     2.   Portions  of  Proxy   Statement   for  the  2000  Annual   Meeting  of
          Stockholders. (Part III)

                                     PART I

Forward-Looking Statements

         IBT Bancorp, Inc. (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the private securities litigation reform act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-----------------

General

         IBT Bancorp, Inc., a Pennsylvania Corporation, headquartered in Irwin, Pennsylvania, is the bank holding company for Irwin Bank & Trust Company of Pennsylvania (the "Bank"). The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank. References to the Company or Registrant used throughout this document generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Bank was incorporated in 1922 under the laws of Pennsylvania as a commercial bank under the name "Irwin Savings and Trust Company." The Bank engages in a full service mortgage, commercial and consumer banking business, as well as trust and a variety of deposit services provided to its customers. At December 31, 1999 the Bank operated through its main office, five branch offices and a loan center as well as through four supermarket branches under the name "Irwin Bank Extra." The Bank's main office, full service branch offices, loan center, and supermarket branches are located in the Pennsylvania counties of Westmoreland and Allegheny. The Bank's web site is "www.irwinbank.com."

Competition

         The Registrant's primary market area consists of Westmoreland and Allegheny counties, Pennsylvania, and is one of many financial institutions serving this market area. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Registrant's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

Analysis of Loan Portfolio

The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                            At December 31,
                           --------------------------------------------------------------------------------------------------------
                                     1999                 1998                   1997                1996                  1995
                           --------------------  --------------------  --------------------  -------------------  -----------------
                                 $         %         $          %          $            %        $          %          $        %
                           -----------  -------  ----------  --------  ----------    ------  ---------  --------  ----------  -----
                                                                         (Dollars in Thousands)
Type of Loans:
-------------
  Mortgage.................. $130,348   49.56     $123,494   51.31     $107,240       48.97  $  99,118    50.28    $ 87,772   49.00
  Installment...............   61,983   23.57       52,418   21.78       45,321       20.69     38,595    19.58      34,389   19.20
  Commercial................   47,294   17.98       45,232   18.79       42,003       19.18     38,517    19.54      35,399   19.76
  Home equity credit........    8,886    3.38        8,588    3.57        8,860        4.05      8,723     4.42       9,457    5.28
  PHEAA (1).................    6,166    2.34        5,043    2.10        4,604        2.10      4,632     2.35       4,589    2.56
  Municipal.................    6,347    2.41        3,616    1.50        7,870        3.59      4,733     2.40       4,828    2.70
  Credit cards..............    1,780     .68        1,808     .75        2,022         .93      2,228     1.13       2,119    1.18
  Other.....................      210     .08          477     .20        1,081         .49        585      .30         584     .32
                             --------  -------    --------  ------      -------      ------    -------   ------    --------  ------
Total loans.................  263,014  100.00%     240,676  100.00%     219,001      100.00%   197,131   100.00%    179,137  100.00%
                                       ======               ======                   ======              ======              ======
Less:
  Loans in process..........       --                   --                   --                     --                   --
  Unearned discount.........       --                   --                   --                      1                   10
  Deferred loan origination.
    fees and costs..........      146                  144                  174                    213                  160
  Allowance for loan losses.    2,366                2,228                2,340                  2,240                1,969
                             --------             --------             --------               --------             --------
Total loans, net............ $260,502             $238,304             $216,487               $194,677             $176,998
                             ========             ========             ========               ========             ========

--------------------
(1)      Pennsylvania Higher Education Assistance Authority.

         Loan Maturity Table. The following table sets forth maturities and interest rate sensitivity for all categories of loans as of December 31, 1999. Scheduled repayments are reported in the maturity category in which payment is due.

                                          Home
                                         Equity                                     PHEAA
                             Mortgage    Credit(2)    Installment     Commercial     (1)      Municipal   Cards(2)   Other   Total
                            ---------   ----------   -------------  ------------  ---------   ----------  --------   ------ --------
                                                                           (In Thousands)

1 year or less.............  $  12,121      $ 8,886      $ 11,312       $  3,298  $      --     $ 6,347    $ 1,780   $ 210 $  43,954
                              --------       ------       -------        -------   --------      ------     ------    ----  --------

After 1 year:
  1 to 5 years.............     25,947           --        30,507         11,752      6,166          --         --      --    74,372
  After 5 years............     92,280           --        20,164         32,244         --          --         --      --   144,688
                               -------       ------        ------         ------      -----      ------     ------    ----   -------
Total due after one year...    118,227           --        50,671         43,996      6,166          --         --      --   219,060
                               -------       ------       -------         ------      -----      ------     ------    ----   -------
Total amount due...........   $130,348      $ 8,886      $ 61,983       $ 47,294    $ 6,166     $ 6,347    $ 1,780   $ 210 $ 263,014
                               =======       ======       =======        =======     ======      ======     ======    ====  ========

----------------------
(1) PHEAA loans are sold when repayment begins; assumption is that all PHEAA loans will mature in 1 to 5 years.
(2) Home equity credit are lines of credit. Home equity credit lines and credit cards have no stated maturities; therefor they are classified as due in one year or less.


         The following table sets forth, as of December 31, 1999, the dollar amount of all loans due after December 31, 2000, based upon fixed rates of interest or floating or adjustable interest rates.

                                                    Floating or
                                     Fixed          Adjustable
                                     Rates            Rates              Total
                                     -----            -----              -----
                                                 (In Thousands)

Mortgage(1)                        $ 110,844        $ 7,383           $ 118,227
Installment                           49,573          1,098              50,671
Commercial                            31,828         12,168              43,996
Home equity credit                        --             --                  --
PHEAA                                     --          6,166               6,166
Municipal                                 --             --                  --
Credit Cards                              --             --                  --
Other                                     --             --                  --
                                    --------        -------            --------
     Total                         $ 192,245       $ 26,815           $ 219,060
                                    ========        =======            ========

--------------------------
(1) Included in the mortgage loans portfolio are commercial real estate loans. Commercial real estate loans are fixed rate loans that are primarily callable loans, which reprice every three, five or ten years, based upon the interest rate on similar loans at the time of repricing. See "Mortgage Loans."

         Mortgage Loans. The Registrant's primary lending activity consists of the origination of residential and commercial mortgage loans secured by property in its primary market area. The mortgage loan portfolio consists of one-to-four family residential mortgage loans, commercial real estate loans, and construction loans.

         The Registrant had approximately $67.9 million of one- to four-family residential mortgage loans in its mortgage loan portfolio at December 31, 1999. The Registrant generally originates one- to four-family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Registrant will originate residential mortgage loans in an amount up to 95% of the appraised value of a mortgaged property, however, mortgage insurance for the borrower is required. The Registrant offers residential fixed rate loans and adjustable rate loans with a 30 year amortization period. Interest rates for adjustable rate loans for residences adjust every 12 months based upon the weekly average yield on the one year U.S. Treasury securities, plus a margin of 2.75 percentage points. These adjustable rate loans have an interest rate cap of 2% per year and 6% over the life of the loan, and are originated for retention in the portfolio.

         Fixed rate loans are underwritten in accordance with Federal National Mortgage Association ("FNMA") guidelines. Currently, loans underwritten in accordance with FNMA guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Registrant generally charges a higher interest rate if loans are not saleable under FNMA guidelines. At December 31, 1999, $79.4 million of the Registrant's mortgage portfolio consisted of long-term fixed rate mortgage loans of which $114,000 were classified as held for sale. The Registrant does not service any loans that are sold and the Registrant is generally not liable for these loans (i.e., "nonrecourse loans").

         Substantially all of the Registrant's one- to four-family mortgages include "due on sale" clauses, which are provisions giving the Registrant the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

         Property appraisals on real estate securing the Registrant's one- to four-family residential loans are made by appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. The Registrant obtains title insurance policies on all purchase money first mortgage real estate loans originated.

         The Registrant's commercial real estate mortgage loans are long-term loans secured primarily by multi-family dwelling units. Essentially all originated commercial real estate loans are within the its market area. Commercial real estate loans are originated at both fixed rate and adjustable rates of interest. Fixed rate loans are primarily callable loans having terms of up to 15 years, with principal and interest payments calculated using up to a 20 year amortization period. Callable loans reprice every three, five or ten years based upon the interest rate on similar loans at the time of repricing. At these specific time periods, the Registrant has the right but not the obligation to either accelerate the loan balance or adjust the interest rate of these loans.

         Adjustable rate commercial mortgage loans have interest rates set at the six month U.S. treasury bill rate, plus an upward adjustment of up to 3.75%. Adjustable rate commercial mortgage loans have terms of up to 20 years and have no maximum interest rate.

         As of December 31, 1999, the Registrant's commercial real estate loans totaled $51.6 million of the mortgage portfolio. Typically, commercial real estate loans are originated in amounts up to 75% of the appraised value of the mortgaged property.

         The Registrant also originates loans to finance the construction of one-to four-family dwellings. Generally, the Registrant only makes interim construction loans to individuals if it also makes the long-term one-to four-family residential mortgage loan on the property. Interim construction loans generally have terms of up to nine months with fixed rates of interest. At December 31, 1999, such loans totaled $8.8 million of the Registrant's total mortgage loan portfolio.

         Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Registrant may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Registrant may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Installment Loans. Installment loans primarily consist of home equity term loans and to a lesser extent automobile loans. Home equity loans are secured primarily by one- to four-family residences. The Registrant originates these loans with fixed rates with terms of up to 20 years. These loans are subject to 80% combined loan-to-value limitation, including any outstanding mortgages or liens. The Registrant originates automobile loans with fixed rates of interest and terms of up to five years. At December 31, 1999, home equity loans totaled $62.4 million.

         Commercial Loans. Commercial business loans consist of equipment, accounts receivables, inventory, and other business purpose loans. Such loans are secured by either the underlying collateral and/or by the personal guarantees of the borrower.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.

         Home Equity Lines of Credit. These revolving home equity lines of credit are secured primarily by one- to four-family residences. The lines of credit are subject to an 80% combined loan to value limitation, including all outstanding mortgages and liens.

         Loan Approval Authority and Underwriting. The Registrant establishes various lending limits for its officers and maintains an officer review committee. Certain officers generally have authority to approve loans up to $100,000. Loans between $100,000 and $500,000 are approved by an officers review committee ("ORC"). The ORC consists of the President and at least four other officers appointed by the President. All loans over $500,000 are approved by a majority of the Board of Directors.

         Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal or other estimate of value of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are performed by independent appraisers.

         Title insurance is generally required on all purchase money real estate mortgage loans. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property that is located in a flood zone.

         Loan Commitments. Written commitments are given to prospective borrowers on all approved mortgage loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 1999, commitments to cover originations of mortgage loans totaled $14.1 million.

         Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. If the loan is secured by readily marketable collateral, the limit is 25% of unimpaired capital and unimpaired surplus. At December 31, 1999, the Registrant's loan to one borrower limit was approximately $6.4 million. At December 31, 1999, the Registrant's largest loan to one borrower was $5.6 million and was secured primarily by real estate in Westmoreland county. The borrower is a commercial and residential developer.

         Classified Assets. Federal regulations provide for a classification system for problem assets of insured institutions, including assets previously treated as "scheduled items." Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection of principal in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Registrant to risk sufficient to warrant classification in one of the above categories, but which possess some weakness, are required to be designated "special mention" by management.

         When an insured institution classifies problem assets as either "substandard" or "doubtful," it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss," it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") which may order the establishment of additional loss allowances.

         At December 31, 1999, the Registrant had a total of $6.8 million and, $3.0 million, respectively, of the loan portfolio classified as "special mention" and "substandard". There were no loans classified as "doubtful" or "loss".

         Other Real Estate Owned. Real estate acquired by the Registrant as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned until such time as it is sold. When other real estate owned is acquired, it is recorded at the lower of the unpaid balance of the related loan or its fair value less disposal costs. Any write-down of other real estate owned is charged to operations.

         Allowance for Losses on Loans. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to classified loans. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Registrant's loan portfolio. Management also periodically performs valuations of other real estate owned and establishes allowances to reduce book values of the properties to their net realizable values when necessary.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future. In addition, there can be no assurance that additional provisions for losses on loans and other real estate owned will not be required.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                         December 31,
                                               -----------------------------------------------------------------
                                                  1999          1998          1997          1996          1995
                                               ---------     ---------     ---------     ---------     ---------
                                                                        (Dollars in Thousands)
Total loans outstanding ....................   $ 262,868     $ 240,532     $ 218,827     $ 196,917     $ 178,967
                                               =========     =========     =========     =========     =========
Average loans outstanding ..................   $ 251,574     $ 226,984     $ 205,399     $ 186,845     $ 163,471
                                               =========     =========     =========     =========     =========
Allowance balances (at beginning of  period)   $   2,228     $   2,340     $   2,240     $   1,969     $   1,685
Provision (credit):
   Mortgage ................................          30            30            30            41            38
   Installment .............................          30            30            30            41            38
   Commercial ..............................         225           225           225           308           285
   Home equity credit ......................          --            --            --            --            --
   PHEAA ...................................          --            --            --            --            --
   Municipal ...............................          --            --            --            --            --
   Credit cards ............................          15            15            15            20            19
   Other ...................................          --            --            --            --            --
Net (charge-offs) recoveries: ..............          --            --            --            --
  Mortgage .................................         (21)          (19)          (10)           --            --
  Installment ..............................         (24)          (28)          (27)          (56)          (32)
  Commercial ...............................        (102)         (324)         (104)          (59)          (20)
  Home equity credit .......................          --            --           (11)           --           (25)
  PHEAA ....................................          --            --            --            --            --
  Municipal ................................          --            --            --            --            --
  Credit cards .............................         (15)          (41)          (48)          (24)          (19)
  Other ....................................          --            --            --            --            --
                                               ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of period) .......   $   2,366     $   2,228     $   2,340     $   2,240     $   1,969
                                               =========     =========     =========     =========     =========
Allowance for loan losses as a percent
  of total loans outstanding ...............         .90%         0.93%         1.07%         1.14%         1.10%
                                               =========     =========     =========     =========     =========
Net loans charged off as a percent of
  average loans outstanding ................         .06%         0.18%         0.10%         0.07%         0.06%
                                               =========     =========     =========     =========     =========

         Allocation of the Allowance For Loan Losses. The following table sets forth the allocation of the Registrant's allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated.


                                                                            At December 31,
                                 ---------------------------------------------------------------------------------------------------
                                         1999                1998                1997                1996               1995
                                 -------------------   -----------------   -----------------   -----------------  ------------------
                                             % of                 % of                % of                % of               % of
                                            Loans                Loans                Loans               Loans             Loans
                                           to Total             to Total            to Total            to Total           to Total
                                 Amount     Loans      Amount    Loans      Amount    Loans     Amount    Loans   Amount    Loans
                                 ------     -----      ------    -----      ------    -----     ------    -----   ------    -----
                                                                       (Dollars in Thousands)
At end of period allocated to:
  Mortgage                       $  603      49.56%   $  604     51.31%    $  565     48.97%   $  588     50.28% $  508      49.00%
  Installment                       345      23.57       380     21.78        324     20.69       294     19.58     270      19.20
  Commercial                      1,293      17.98     1,100     18.79      1,301     19.18     1,224     19.54   1,050      19.76
  Home equity credit                 54       3.38        44      3.57         45      4.05        43      4.42      47       5.28
  PHEAA                               9       2.34         8      2.10          7      2.10         7      2.35       7       2.56
  Municipal                          10       2.41         5      1.50         12      3.59         6      2.40       7       2.70
  Credit cards                       45        .68        80       .75         71       .93        74      1.13      74       1.18
  Other                               7        .08         7       .20         15       .49         4       .30       6        .32
                                -------     ------     -----   -------      -----    ------     -----    ------   -----     ------
Total allowance                 $ 2,366     100.00%  $ 2,228    100.00%   $ 2,340    100.00%  $ 2,240    100.00% $1,969     100.00%
                                 ======     ======    ======    ======     ======    =======   ======    ======   =====     ======


Nonperforming and Problem Assets

         Loan Delinquencies. When a loan becomes 16 days past due, a notice of nonpayment is sent to the borrower. Telephone collection calls, letters and/or visits to the borrower are initiated within 16 days of the due date missed in an effort to resolve the delinquency. Generally, if the loan continues in a delinquent status for 90 days past due and no repayment plan has been reached, foreclosure, liquidation or other legal proceedings may be initiated.

         Loans are reviewed on a monthly basis and are placed on a non-accrual status when the loan becomes more than 90 days delinquent and when, in our opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. No loans were categorized as troubled debt restructurings within the meaning of SFAS 15 and there were no impaired loans within the meaning of SFAS 114, as amended by SFAS 118.

                                                               At December 31,
                                              -----------------------------------------------
                                                1999      1998      1997      1996      1995
                                              ------    ------    ------    ------    ------
                                                            (Dollars In Thousands)
Loans accounted for on a non-accrual basis:
  Mortgage ................................   $   --    $   --    $  29      $  --    $   --
  Installment .............................       --        --        --         5         1
  Commercial ..............................       91        12       205       114        18
  Home equity credit ......................       60        --        --        --        --
  PHEAA ...................................       --        --        --        --        --
  Municipal ...............................       --        --        --        --        --
  Credit cards ............................       --        --        --        --        --
  Other ...................................       --        --        --        --        --
                                              ------    ------    ------    ------    ------
Total .....................................      151        12       234       119        19
                                              ------    ------    ------    ------    ------
Accruing loans which are contractually past
  due 90 days or more:
  Mortgage ................................      998       788       362       493       703
  Installment .............................       21         3        21         7        53
  Commercial ..............................      568       629       631       250       111
  Home equity credit ......................       --        --        --        --        --
  PHEAA ...................................       --        --        --        --        --
  Municipal ...............................       --        --        --        --        --
  Credit cards ............................        3         8         9        11        11
  Other ...................................       --        --        --        --        --
                                              ------    ------    ------    ------    ------
Total .....................................    1,590     1,428     1,023       761       878
                                              ------    ------    ------    ------    ------
Total non-accrual and accrual loans .......    1,741     1,440     1,257       880       897
                                              ------    ------    ------    ------    ------
Other real estate owned ...................      141       128        37        53        30
                                              ------    ------    ------    ------    ------
Other non-performing assets ...............       --        --        --        --        --
                                              ------    ------    ------    ------    ------
Total non-performing assets ...............   $1,882    $1,568    $1,294    $  933    $  927
                                              ======    ======    ======    ======    ======
Total non-accrual and accrual loans
  to net loans ............................      .67%      .60%      .58%      .45%      .51%
                                              ======    ======    ======    ======    ======
Total non-accrual and accrual loans to
  total assets ............................      .39%      .35%      .34%      .27%      .30%
                                              ======    ======    ======    ======    ======
Total non-performing assets to total assets      .42%      .38%      .35%      .28%      .31%
                                              ======    ======    ======    ======    ======


Investment Activities

         The Registrant maintains a level of liquid assets, including short-term securities and certain other investments, which varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 1999, the Registrant had securities classified as "available for sale" in the amount of $149.1 million and had no securities classified as "held to maturity" or "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 1999, the Registrant's securities available for sale had an amortized cost of $153.9 million and market value of $149.1 million (unrealized loss of $4.8 million). Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 1999, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) mortgage-backed securities, (iv) banker's acceptances, (v) certificates of deposit, and (vi) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement the Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass-through certificates market.

Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio at the dates indicated:

                                                           At December 31
                                                    -------------------------------
                                                      1999       1998       1997
                                                    ---------  --------   ---------
                                                           (In Thousands)
Securities available for sale:
  Obligations of U.S. government agencies .......   $ 90,744   $ 69,540   $ 70,725
  Mortgage-backed securities ....................     47,005     33,227     21,611
  Obligations of state and political subdivisions     10,536      8,200      6,929
  U.S. treasury securities ......................       --        5,616      6,627
  Federal home loan bank stock ..................      1,964      1,308      1,171
  Equity securities .............................        230        249        239
  Other securities ..............................        584        638        499
                                                    --------   --------   --------
     Total securities available for sale ........    151,063    118,778    107,801
                                                    --------   --------   --------

Securities held to maturity:
  U.S. government agencies ......................         --      2,500      5,500
  Mortgage-backed securities ....................         --         69        355
                                                    --------   --------   --------
     Total securities held to maturity ..........         --      2,569      5,855
                                                    --------   --------   --------
     Total investment and mortgage-backed
       securities ...............................   $151,063   $121,347   $113,656
                                                    ========   ========   ========

         Investment Portfolio Maturities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Registrant's investment securities portfolio as of December 31, 1999. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations.

                                                                     As of December 31, 1999
                                ----------------------------------------------------------------------------------------------------
                                                                         After Five         More than              Total
                                 One Year or Less   One to Five Years   to Ten Years        Ten Years       Investment Securities
                                ------------------  ----------------- ---------------- ----------------- ---------------------------
                                 Carrying  Average  Carrying  Average Carrying Average Carrying  Average Carrying Average   Market
                                  Value    Yield     Value     Yield   Value   Yield    Value    Yield    Value   Yield     Value
                                 --------  ------   --------  -----   -------- ----     ------   ------  -------  ------    ------
                                                                        (Dollars in Thousands)
Obligations of U.S.
    government agencies..........  $1,238   5.84%   $42,212    6.08%   $35,896  6.87%  $11,398     7.20% $ 90,744   6.53%  $ 90,744
Mortgage-backed securities.......      --     --         23    9.03      1,367  6.72    45,615     6.63    47,005   6.64     47,005
Obligations of state and
    political subdivisions (1)...     155   6.10      1,405    5.62      1,497  5.82     7,479     5.08    10,536   5.15     10,536
Federal home loan bank stock.....      --     --         --      --         --    --     1,964     6.00     1,964   6.00      1,964
Equity securities................      --     --         --      --         --    --       230     6.00       230   6.00        230
Other securities.................      --     --         --      --         31  9.00       553     5.71       584   5.88        584
                                   ------           -------            -------         -------           --------          --------
     Total.......................  $1,393   5.87%   $43,640    6.07%   $38,791  6.83%  $67,239    6.53%  $151,063   6.46%  $151,063
                                   ======   ====    =======    ====    =======  ====   =======    ====   ========   ====   ========


--------------------
(1)      Average yields have not been computed on a tax-equivalent basis.

Sources of Funds

         General. Deposits are the major source of the Registrant's funds for lending and other investment purposes. In addition to deposits, the Registrant derives funds from the amortization, prepayment or sale of loans, maturities of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Registrant can also borrow from the Federal Home Loan Bank ("FHLB") of Pittsburgh.

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Registrant regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Registrant's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Registrant does not obtain funds through brokers, nor does it solicit funds outside the Commonwealth of Pennsylvania.

         The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining at December 31, 1999 (in thousands).


  Three months or less..............................     $ 427
  Over three through six months.....................       915
  Over six through twelve months....................       711
  Over twelve months................................    38,780
                                                        ------
                                                       $40,833
                                                       =======

         Borrowings. Deposits are the primary source of funds for the Registrant's lending and investment activities as well as for general business purposes. Should the need arise, the Registrant has a maximum borrowing capacity with the FHLB of $136.5 million. At December 31, 1999 there were outstanding $22 million of long term FHLB borrowings.

Personnel

         As of December 31, 1999, the Registrant had 140 full-time and 52 part-time employees. None of the Registrant's employees are represented by a collective bargaining group.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Registrant and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         Financial Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act") which, effective March 11, 2000, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. The GLB Act and the implementing regulation of the Board of Governors of the Federal Reserve

System (the "Federal Reserve") define "financial in nature" to include securities underwriting, dealing and market making; sponsoring and managing mutual funds and investment companies; insurance underwriting and agency;
merchant banking activities; management consulting services; operation of a travel agency; and activities that the Federal Reserve has determined to be closely related to banking. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

         The GLB Act also authorizes national banks to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company and any activity that is determined to be financial in nature or incidental to a financial activity, except insurance underwriting, real estate development, real estate investment (except as otherwise permitted by law), insurance company portfolio investments and merchant banking activities. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The GLB Act further provides that a state bank may invest in financial subsidiaries, assuming the requisite investment authority under state law, subject to the same conditions that apply to national bank investments in financial subsidiaries.

         In addition, the GLB Act enacts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

         Bank Holding Company Regulation. The Registrant is regulated by the Pennsylvania Department of Banking and the Federal Reserve. The Registrant files with the Federal Reserve an annual report and such additional information as the Federal Reserve may require. The Registrant is also subject to regular examination by the Federal Reserve.

         The Registrant must obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of another bank or bank holding company, merge or consolidate with another bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares.

         As a bank holding company, the Registrant is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.

         The GLB Act greatly expands the scope of business activities permissible for bank holding companies by enacting authority for "financial holding companies." Effective March 11, 2000, the GLBA Act permits a bank holding company, upon classification as a financial holding company and assuming such holding company's subsidiary banks meet certain requirements, to engage in activities that are defined by statute as "financial in nature" or are approved by the Federal Reserve as financial in nature or incidental to a financial activity. See "-- Financial Modernization Legislation."

         Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank's investments in the stock or securities of the holding company, and on the subsidiary bank's taking of the holding company's stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

         A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations or both.

         The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve's holding company capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See "Regulatory Capital Requirements."

         Regulation of the Bank. The Bank is regulated by the Pennsylvania Department of Banking and the FDIC. The deposits of the Bank are insured by the FDIC, and the Bank is subject to regulation and regular examination by the Pennsylvania Department of Banking and the FDIC. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank are intended primarily for the protection of depositors rather than of stockholders.

         The Bank's deposit accounts are insured by the BIF to a maximum of $100,000 for each insured account (as defined by statute and regulation). The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the BIF. The FDIC also maintains another insurance fund, the Savings Institution Insurance Fund ("SAIF"), which insures savings association deposits. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most banks set at 0%. In addition, all FDIC-insured institutions are required through 2017 to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF.

         Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions by a subsidiary bank to its parent company or to any nonbank subsidiary are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of such bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits banks from purchasing low-quality assets from affiliates.

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state banks that, like the Bank, are not members of the Federal Reserve System, and the FRB has established substantially similar capital adequacy guidelines applicable to bank holding companies. These capital regulations impose two sets of capital requirements: risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets, and minimum leverage rules, which require banks and bank holding companies to maintain a specified minimum ratio of capital to total assets.

         The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

         The leverage capital rules of the FDIC and the FRB require state-chartered banks and bank holding companies, respectively, to maintain a minimum leverage ratio of Tier 1 capital to total assets of 3% for those banks and bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other banks and bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. At December 31, 1999, the Bank and the Registrant exceeded all applicable capital requirements.

         The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institution. Under the Department's regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC's capital adequacy regulation) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institution based on the institution's substandard performance in any of a number of specified areas. The Bank was in compliance with applicable Pennsylvania capital requirements at December 31, 1999.

         In addition to the federal regulatory capital requirements, the FDIC has issued a regulation that classifies insured banks by capital levels and provides that the FDIC will take various prompt corrective actions, including the imposition of significant operational restrictions, against any bank subject to its regulation that fails to meet the regulation's capital standards. Under this prompt corrective action regulation, a "well capitalized" bank is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and is not subject to any order or directive requiring the institution to improve its capital level. A bank falls within the "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their actual capital levels. A bank that falls within any of the three undercapitalized categories is subjected to severe regulatory sanctions under the FDIC prompt corrective action regulation. At December 31, 1999, the Bank was classified as "well capitalized."

         Restrictions on Dividends. The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends which cause the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC.

         The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

Item 2.  Properties
-------------------

         At December 31, 1999, the Registrant operated from its main office, five branch offices and four supermarket branch offices, all located in southwestern Pennsylvania. The total net book value of the Registrant's investment in premises and equipment at December 31, 1999, was approximately $4.7 million. The main office of the Company and of the Bank and two branch offices are owned by the Bank and the remaining three branch offices and four supermarket branch offices are leased by the Bank. These leases have initial terms of 1 to 20 years, and all leases contain renewal options for additional years.

Item 3.  Legal Proceedings
--------------------------

         The Registrant is periodically involved as a plaintiff or defendant in various legal actions, such as actions to enforce liens, condemnation proceedings on properties in which the Registrant holds mortgage interests, matters involving the making and servicing of mortgage loans and other matters incident to the Registrant's business. In the opinion of management, none of these actions individually or in the aggregate is believed to be material to the financial condition or results of operations of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------------
         Matters
         -------

     The information contained under the section captioned "Stock Market Information" in the 1999 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained in the table captioned "Financial Highlights" in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         --------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "Market Risk" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Registrant's financial statements listed in Item 14 herein are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" and "-- Biographical Information" in the 2000 Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" of the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" and "Proposal I -- Election of Directors" of the Proxy Statement.

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

                                     Part IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
-----------------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

         1. The consolidated statements of financial conditions of IBT Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999, together with the related notes and the independent auditors' report of Edwards Leap & Sauer, independent accountants.

         2.       Schedules omitted as they are not applicable.

         3.       Exhibits
                   3(i)    Articles of Incorporation of IBT Bancorp, Inc.*
                   3(ii)   Bylaws of IBT Bancorp, Inc.*
                  10       Change In Control Severance Agreement with Charles G. Urtin
                  10.1     Deferred Compensation Plan For Bank Directors

                  10.2     Retirement Agreement Between Irwin Bank & Trust Co. And
                           J. Curt Gardner
                  10.3     Death Benefit Only Deferred Compensation Plan For Bank Directors effective as of January 1, 1990
                  10.4     Retirement and Death Benefit Deferred Compensation Plan For
                           Bank Directors effective as of January 1, 1990
                  13       Portions of the Annual Report to Shareholders
                  21       Subsidiaries of IBT Bancorp, Inc.*
                  27       Financial Data Schedule (electronic filing only)

                  -------------------------
               * Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10 (file no. 0-25903)

          (b) On November 18, 1999, the Company filed a Form 8-K (Item 5) to announce a stock repurchase plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 22, 2000.

                              IBT BANCORP, INC.


                              By:   /s/Charles G. Urtin
                                    --------------------------------------------
                                    Charles G. Urtin, Executive Vice President
                                    and Chief Executive Officer
                                    (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

/s/Richard L. Ryan                                   /s/J. Curt Gardner
-----------------------------------------------      ---------------------------
Richard L. Ryan                                      J. Curt Gardner
Chairman of the Board                                President and Director



/s/Charles G. Urtin                                  /s/Thomas Beter
-----------------------------------------------      ---------------------------
Charles G. Urtin, Executive Vice President           Thomas Beter
Secretary, Treasurer and Director                    Director
(Principal Executive, Financial, and Accounting
Officer)



/s/William D. Fawcett                                /s/Edwin A. Paulone
-----------------------------------------------      ---------------------------
William D. Fawcett                                   Edwin A. Paulone
Director                                             Director



/s/Robert Rebich, Jr.                                /s/Grant J. Shevchik
-----------------------------------------------      ---------------------------
Robert Rebich, Jr.                                   Grant J. Shevchik
Director                                             Director


/s/Robert C. Whisner
-----------------------------------------------
Robert C. Whisner
Director