Form 10-Q
period 2000-03-31
IBT BANCORP INC
filed 2000-05-15
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to             .
                                    ------------    ------------

                           Commission File No. 0-25903


                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Pennsylvania                                   25-1532164
----------------------------------------    ------------------------------------
(State of incorporation or organization)    (I.R.S. employer identification no.)


309 Main Street, Irwin, Pennsylvania                          15642
--------------------------------------------      ------------------------------
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

                          YES      X                NO
                               ----------               ----------

    Number of shares of Common Stock outstanding as of May 1, 2000: 3,001,923
                                                                    ----------

                                IBT BANCORP, INC.

                                    Contents
                                    --------

                                                                                                            Pages
                                                                                                            -----
PART I - FINANCIAL INFORMATION
     Item 1.     Financial Statements........................................................................

                Consolidated statements of financial condition at March 31, 2000
                (unaudited) and December 31, 1999...........................................................    1

                Consolidated  statements of operations (unaudited) for the three
                months ended March 31, 2000 and 1999 .......................................................    2

                Consolidated statements of cash flows (unaudited) for the three months
                ended March 31, 2000 and 1999...............................................................    3

                Notes to financial statements...............................................................    4

     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................    6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................................    8

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings...........................................................................    9

     Item 2.    Changes in Securities and Use of Records....................................................    9

     Item 3.    Defaults upon Senior Securities.............................................................    9

     Item 4.    Submission of Matters to a Vote of Security-Holders.........................................    9

     Item 5.    Other Information...........................................................................    9

     Item 6.    Exhibits and Reports on Form 8-K............................................................    9

Signatures..................................................................................................   10


CONSOLIDATED BALANCE SHEETS

IBT BANCORP, INC. AND SUBSIDIARY


                                                                 March 31, 2000      December 31,
                                                               -----------------   --------------
                                                                    (unaudited)          1999
                                                               -----------------   --------------
 ASSETS
        Cash and due from banks                                   $  12,772,020    $  19,171,977
        Interest-bearing deposits in banks                               84,183           92,590
        Federal funds sold                                            7,120,000                -
        Certificates of deposit                                               -        3,000,000
        Securities available for sale                               152,017,924      149,098,906
        Federal Home Loan Bank stock, at cost                         1,964,300        1,964,300
        Loans, net                                                  265,423,539      260,502,270
        Premises and equipment, net                                   4,641,663        4,728,702
        Other assets                                                  7,554,506        7,162,670
                                                                  -------------    -------------
Total Assets                                                      $ 451,578,135    $ 445,721,415
                                                                  =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
        Deposits
            Non-interest bearing                                  $  63,251,109    $  57,097,999
            Interest-bearing                                        312,444,917      311,582,486
                                                                  -------------    -------------
            Total deposits                                          375,696,026      368,680,485

        Repurchase agreements                                         6,810,695        6,456,597
        Federal funds purchased                                               -        7,000,000
        Accrued interest and other liabilities                        3,903,793        3,679,053
        Long-term debt                                               27,000,000       22,000,000
                                                                  -------------    -------------
        Total liabilities                                           413,410,514      407,816,135

Stockholders' Equity
        Capital stock, par value $1.25, 50,000,000 shares
            authorized,  3,023,799 shares issued, 3,001,923 and
            3,031,174 shares  outstanding at March 31, 2000
            and December 31, 1999, respectively                       3,779,749        3,779,749
        Surplus                                                       2,073,102        2,073,102
        Retained earnings                                            36,279,923       35,318,637
        Accumulated other comprehensive income                       (3,275,677)      (3,178,596)
                                                                  -------------    -------------
                                                                     38,857,097       37,992,892
         Less: Treasury stock, at cost                                 (689,476)         (87,612)
                                                                  -------------    -------------
        Total stockholders' equity                                   38,167,621       37,905,280
                                                                  -------------    -------------
Total Liabilities and Stockholders' Equity                        $ 451,578,135    $ 445,721,415
                                                                  =============    =============

CONSOLIDATED STATEMENTS OF INCOME

IBT BANCORP, INC. AND SUBSIDIARY

                                         Three Months Ended March 31,
                                         ----------------------------
                                              2000         1999
                                           --------- --------------
                                                  (unaudited)
                                           --------- --------------
Interest Income
      Loans                                 $5,244,519   $4,773,554
      Investment securities                  2,540,463    2,115,162
      Federal funds sold                        13,138      131,523
                                            ----------   ----------
      Total interest income                  7,798,120    7,020,239

Interest Expense
      Deposits                               3,233,483    3,045,263
      Long-term debt                           333,405      183,356
      Repurchase agreements                     71,626            -
                                            ----------   ----------
      Total interest expense                 3,638,514    3,228,619
                                            ----------   ----------
Net Interest Income                          4,159,606    3,791,620

Provision for Loan Losses                       75,000       45,000
                                            ----------   ----------
Net Interest Income after Provision          4,084,606    3,746,620
for Loan Losses

Other Income
      Service fees                             485,905      372,022
      Net investment security gains                  -        1,170
      Other income                             294,045      287,827
                                            ----------   ----------
      Total other income                       779,950      661,019

Other Expenses
      Salaries                                 909,579      752,605
      Pension and other employee benefits      291,617      241,965
      Occupancy expense                        258,687      247,007
      Data processing expense                  143,911      131,351
      ATM expense                               86,739       71,416
      FDIC insurance                            19,370        9,873
      Other expenses                           721,484      645,538
                                            ----------   ----------
      Total other expenses                   2,431,387    2,099,755
                                            ----------   ----------
Income Before Income Taxes                   2,433,169    2,307,884

Provision for Income Taxes                     781,192      741,114
                                            ----------   ----------
Net income                                  $1,651,977   $1,566,770
                                            ==========   ==========
Net Income per Share of Capital Stock       $     0.55   $     0.52
                                            ==========   ==========
Dividends per Share of Capital Stock        $     0.23   $     0.20
                                            ==========   ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS

IBT BANCORP, INC. AND SUBSIDIARY

                                                    Three Months ended March 31,
                                                   -----------------------------
                                                      2000               1999
                                                   ---------------    ----------
                                                   (unaudited)
                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                    $  1,651,977    $  1,566,770
      Adjustments to reconcile net cash
      from operating activities:
      Depreciation                                       136,343         133,500
      Net amortization/accretion of
      premiums and discounts                               5,163          16,072
      Net investment security gains                            -          (1,170)
      Provision for loan losses                           75,000          45,000
      Increase (decrease) in cash due to
      changes in assets and liabilities:
      Other assets                                      (341,825)       (471,297)
      Accrued interest and other
      liabilities                                        224,740         194,259
                                                    ------------    ------------
Net Cash From Operating Activities                     1,751,398       1,483,134

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from maturity of certificates
        of deposit                                     3,000,000               -
      Proceeds from maturities of securities held
      to maturity                                              -          69,215
      Proceeds from maturities of securities
      available for sale                               2,972,717      10,830,075
      Purchase of securities available for sale       (6,043,990)    (27,072,672)
      Net loans made to customers                     (4,996,269)     (4,239,472)
      Purchases of premises and equipment                (49,304)       (152,348)
      Purchase of Federal Home Loan Bank stock                 -          (4,400)
                                                    ------------    ------------
Net Cash Used By Investing
Activities                                            (5,116,846)    (20,569,602)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits              7,015,541      (6,043,399)
      Net increase in securities sold
      under repurchase agreements                        354,098               -
      Dividends                                         (690,691)       (604,760)
      Federal funds purchased                         (7,000,000)              -
      Proceeds from long-term debt                     5,000,000               -
      Purchase of treasury stock                        (601,864)              -
                                                    ------------    ------------
Net Cash From (Used By)
Financing Activities                                   4,077,084      (6,648,159)
                                                    ------------    ------------

Net Change in Cash and Cash
Equivalents                                              711,636     (25,734,627)

Cash and Cash Equivalents at
Beginning of Period                                   19,264,567      43,396,314
                                                    ------------    ------------

Cash and Cash Equivalents at
End of Period                                       $ 19,976,203    $ 17,661,687
                                                    ============    ============

IBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 1999.



NOTE B - EARNINGS PER SHARE

     Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 3,007,597 and 3,023,799 for the three months ended March 31, 2000 and 1999, respectively.



NOTE C - COMPREHENSIVE INCOME

     Total comprehensive income for the three months ended March 31, 2000 and 1999 was $1,554,896 and $757,488, respectively.

IBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Cont.



NOTE D - INVESTMENT SECURITIES

        Investment securities available for sale consist of the following:

                                                            March 31, 2000
                                                           ------------------------------------------------------------------------
                                                                                      Gross            Gross
                                                                  Amortized         Unrealized        Unrealized          Market
                                                                    Cost              Gains            Losses             Value
                                                           ------------------------------------------------------------------------
        Obligations of
                U.S. Government Agencies                       $  94,089,757         $   4,631      $ (2,407,363)    $  91,687,025
        Obligations of State and
                political sub-divisions                           13,425,214            63,792          (279,811)       13,209,195
        Mortgage-backed securities                                48,220,926            20,919        (2,442,914)       45,798,931
        Other securities                                              90,765             5,497                 -            96,262
        Equity securities                                          1,154,410            72,101                 -         1,226,511
                                                         ------------------------------------------------------------------------
                                                               $ 156,981,072         $ 166,940      $ (5,130,088)    $ 152,017,924
                                                           ========================================================================


NOTE E - REPURCHASE AGREEMENTS

       During 1999, the Bank began offering its corporate customers an investment product fashioned in the form of a repurchase agreement. Under the terms of the agreement, deposits in designated demand accounts of the customer are put into an investment vehicle which is used daily to purchase an interest in designated U. S. Government or Agencies' securities owned by the Bank. The Bank in turn agrees to repurchase these investments on a daily basis and pay the customer the daily interest earned on them. At March 31, 2000, the amount of repurchase agreements was $6,810,695.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND RESULTS OF OPERATIONS

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

         As previously disclosed, IBT Bancorp, Inc. and a third party plan to form Irwin Bank Financial Services, LLC, which offers insurance and investment services to customers and the general public. Operations are expected to commence on or about June 1, 2000.

FINANCIAL CONDITION

         At March 31, 2000, total assets increased $5.9 million to $451.6 million from $445.7 million at December 31, 1999. Of this increase, federal funds sold increased $7.1 million, net loans receivable increased $4.9 million, and securities available for sale increased $2.9 million. Such increases were offset by a $6.4 million decrease in cash & due from banks and a $3.0 million decrease in certificates of deposit. Such funds were primarily used to pay down the outstanding federal funds purchased of $7.0 million. Additionally, at March 31, 2000, securities available for sale increased approximately $6.0 million offset by market value declines of approximately $3.1 million.

         The growth in total deposits of $7.0 million was used primarily to fund the growth in the loan portfolio. The increase in the loan portfolio was primarily due to the growth of the fixed rate one- to four- family mortgage loans of $1.4 million, growth of the adjustable rate real estate secured commercial loans of $1.5 million, and growth of the commercial loans of $1.8 million. The Company's loan portfolio continues to grow due to the Company's offering of competitive market interest rates.

         Non-interest bearing deposits increased $6.2 million to $63.3 million at March 31, 2000 from $57.1 million at December 31, 1999. This growth is primarily the result of increases in the number of deposit accounts. During the period, long-term debt which consisted of borrowings with the Federal Home Loan Bank ("FHLB") increased $5.0 million. During the period, the Company continued to take advantage of the lower interest rate environment for borrowings and used such advances to purchase higher yielding available for sale securities.

         At March 31, 2000, total stockholders' equity increased $262,000 to $38.2 million from $37.9 million at December 31, 1999. The increase was due to net income of $1.7 million for the period, offset by the purchase of $602,000 of Company stock, $97,000 loss in accumulated other comprehensive income and dividends paid of $691,000. As previously reported, the Company plans to purchase up to 151,100 shares of the Companies common stock. As of March 31, 2000 the Company had repurchased 21,876 shares.

         Accumulated other comprehensive income decreased as a result of changes in the net unrealized loss on the available for sale securities due to fluctuations in interest rates. Pursuant to generally accepted accounting principles, securities available for sale are recorded at current market value and net unrealized gains or losses on such securities are excluded from current earnings and reported net of income taxes, as part of comprehensive income, until realized. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. The majority of the accumulated unrealized loss resulted from the Company's investment in U.S. government agencies and mortgage backed securities. The decrease in market value of the investment securities available for sale is considered temporary in nature and will not affect the Company's net income until the securities are sold. See Note D to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

         Net income. Net income for the three months ended March 31, 2000 increased $85,000 to $1.7 million from $1.6 million for the comparable three month period in 1999. Such increase to net income were the result of higher net interest and other income offset by increases to the provision for loan losses and operating expenses.

         Interest income. Interest income for the three months ended March 31, 2000 increased $778,000 to $7.8 million from $7.0 million for the comparable three month period in 1999. The increases were primarily due to the growth in the loan portfolio and the increase in the available for sale securities.

         Interest expense. Interest expense for the three months ended March 31, 2000 increased $410,000 to $3.6 million from $3.2 million for the comparable three month period in 1999. The increase was primarily due to the increase in FHLB advances, corporate repurchase agreement deposits, and interest earning deposits.

         Provision for loan losses. For the three months ended March 31, 2000, provision for loan losses were $75,000 compared to $45,000 for the three months ended March 31, 1999. The evaluation for determining the provision includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

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

         Other income. Total other income for the three months ended March 31, 2000 increased $119,000 to $780,000 from $661,000 for the comparable three month period in 1999. The total increases for the three months ended March 31, 2000 were due to the increase in service fees and other income. The increase in service fees resulted primarily from the increase in overdraft fees.

         Other expense. Total other expense for the three months ended March 31, 2000 increased $332,000 to $2.4 million from $2.1 million for the comparable three month period in 1999. While virtually all other expenses increased during the period, salaries, pension and other employee benefits, ATM expenses, and FDIC insurance were the most significant. The deposits of the bank are insured by the Bank Insurance Fund ("BIF"). Effective January 1, 2000, the BIF increased its assessments on deposits for all banks insured by the BIF. ATM expense increased due to increased operating costs. During the current year three month period salaries increased approximately $157,000 to $910,000 from the same period in 1999. The Company instituted an across the board salary increase to all non-officer employees and eliminated the bonus reward program. Officers of the Company are still eligible for the bonus reward program which is calculated based upon the prior years performance. Pension and other employee benefits increased approximately $50,000 to $259,000 for the current year three month period. Such increase was primarily related to increased health insurance premiums.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the three months ended March 31, 2000 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 1999.

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

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information
           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibits

               3(i)   Articles of Incorporation of IBT Bancorp, Inc.*
               3(ii)  Bylaws of IBT Bancorp, Inc.*
               10     Change In Control Severance Agreement with Charles G.
                        Urtin **
               10.1   Deferred Compensation Plan For Bank Directors**
               10.2   Retirement Agreement Between Irwin Bank & Trust Co. And
                      J. Curt Gardner**
               10.3   Death Benefit Only Deferred Compensation Plan For Bank
                        Directors effective as of January 1, 1990**
               10.4   Retirement and Death Benefit Deferred Compensation Plan
                        For Bank Directors effective as of January 1, 1990**
               27     Financial Data Schedule (electronic filing only)
               -------------------------
                    * Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10 (file no. 0-25903)
                    ** Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10KS for December 31, 1999.

           (b)      None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          IBT BANCORP, INC.


Date:    May  15, 2000           By:      /s/Charles G. Urtin
                                          --------------------------------------
                                          Charles G. Urtin
                                          President, Chief Executive Officer
                                              And Chief Accounting Officer
                                          (Duly authorized officer)