Form 10-Q
period 2000-06-30
IBT BANCORP INC
filed 2000-08-10
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended June 30, 2000
                                -------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to        .
                                                 ---------   -------
                           Commission File No. 0-25903


                                IBT Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Pennsylvania                                 25-1532164
-----------------------------------------  ------------------------------------
(State of incorporation or organization)   (I.R.S. employer identification no.)


309 Main Street, Irwin, Pennsylvania                       15642
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (zip code)


                                 (724) 863-3100
-------------------------------------------------------------------------------
                 Issuer's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      YES      X                NO
                                          ------------             ------------

  Number of shares of Common Stock outstanding as of August 1, 2000: 3,001,923

                                IBT BANCORP, INC.

                                    Contents

                                    --------

                                                                                                              Pages
PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements...............................................................................

                Consolidated statements of financial condition at June 30, 2000
                (unaudited) and December 31, 1999..............................................................   1

                Consolidated statements of operations (unaudited) for the three and six months ended June 30, 2000 and 1999 ...................................................................  2

                Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2000 and 1999....................................................................  3

                Notes to financial statements...................................................................  4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................  6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................  9

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings..............................................................................  10

     Item 2.    Changes in Securities and Use of Records.......................................................  10

     Item 3.    Defaults upon Senior Securities................................................................  10

     Item 4.    Submission of Matters to a Vote of Security-Holders............................................  10

     Item 5.    Other Information..............................................................................  10

     Item 6.    Exhibits and Reports on Form 8-K...............................................................  11

Signatures.....................................................................................................  12

CONSOLIDATED BALANCE SHEETS
IBT BANCORP, INC. AND SUBSIDIARY

                                                                       June 30, 2000                      December 31,
                                                                   -------------------------      ----------------------
                                                                         (unaudited)                           1999
                                                                   -------------------------      ----------------------
ASSETS
             Cash and due from banks                               $             11,777,400       $          19,171,977
             Interest-bearing deposits in banks                                     886,284                      92,590
             Federal funds sold                                                     500,000                           -
             Certificates of deposit                                                100,000                   3,000,000
             Securities available for sale                                      154,597,652                 149,098,906
             Federal Home Loan Bank stock, at cost                                1,964,300                   1,964,300
             Loans, net                                                         276,790,132                 260,502,270
             Premises and equipment, net                                          4,635,993                   4,728,702
             Other assets                                                         7,833,140                   7,162,670
                                                                   -------------------------      ----------------------

Total Assets                                                       $            459,084,901       $         445,721,415
                                                                   =========================      ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
             Deposits
                 Non-interest bearing                              $             62,225,434       $          57,097,999
                 Interest-bearing                                               319,831,278                 311,582,486
                                                                   -------------------------      ----------------------

                 Total deposits                                                 382,056,712                 368,680,485

             Repurchase agreements                                                7,381,408                   6,456,597
             Federal funds purchased                                                      -                   7,000,000
             Accrued interest and other liabilities                               3,333,525                   3,679,053
             Long-term debt                                                      27,000,000                  22,000,000
                                                                   -------------------------      ----------------------

             Total liabilities                                                  419,771,645                 407,816,135

Stockholders' Equity
             Capital  stock,  par value  $1.25,  50,000,000  shares  authorized,
                 3,023,799   shares  issued,   3,001,923  and  3,021,174  shares
                 outstanding at June 30, 2000 and
                 December 31, 1999, respectively                                  3,779,749                   3,779,749
             Surplus                                                              2,073,102                   2,073,102
             Retained earnings                                                   37,245,730                  35,318,637
             Accumulated other comprehensive income                              (3,095,849)                 (3,178,596)
                                                                   -------------------------      ----------------------

                                                                                 40,002,732                  37,992,892
              Less: Treasury stock, at cost                                        (689,476)                    (87,612)
                                                                   -------------------------      ----------------------
             Total stockholders' equity                                          39,313,256                  37,905,280
                                                                   -------------------------      ----------------------

Total Liabilities and Stockholders' Equity                         $            459,084,901       $         445,721,415
                                                                   =========================      ======================

CONSOLIDATED STATEMENTS OF INCOME
IBT BANCORP, INC. AND SUBSIDIARY

                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                  ------------------------------------   ---------------------------------
                                                       2000                  1999               2000             1999
                                                  ----------------   -----------------   ---------------  ----------------
                                                    (unaudited)                                   (unaudited)
                                                  ------------------------------------   ---------------------------------
Interest Income
      Loans                                           $ 5,450,311         $ 4,851,764        10,694,830       $ 9,625,318
      Investment securities                             2,590,769           2,118,109         5,131,232         4,233,272
      Federal funds sold                                  124,696             120,303           137,834           251,825
                                                  ----------------   -----------------   ---------------  ----------------

      Total interest income                             8,165,776           7,090,176       $15,963,896        14,110,415

Interest Expense
      Deposits                                          3,390,258           2,973,836         6,623,740         6,009,989
      Long-term debt                                      390,809             181,391           724,214           364,747
      Repurchase agreements                                84,862              34,327           156,488            43,437
                                                  ----------------   -----------------   ---------------  ----------------

      Total interest expense                            3,865,929           3,189,554         7,504,442         6,418,173
                                                  ----------------   -----------------   ---------------  ----------------

Net Interest Income                                     4,299,847           3,900,622         8,459,454         7,692,242

Provision for Loan Losses                                  75,000              45,000           150,000            90,000
                                                  ----------------   -----------------   ---------------  ----------------

Net Interest Income after Provision                     4,224,847           3,855,622         8,309,454         7,602,242
for Loan Losses

Other Income
      Service fees                                        521,456             420,977         1,007,361           792,999
      Investment security gains                                 -               4,869                 -             6,039
      Investment security losses                         (106,974)             (1,250)         (106,974)           (1,250)
      Other income                                        427,275             315,999           721,320           603,826
                                                  ----------------   -----------------   ---------------  ----------------

      Total other income                                  841,757             740,595         1,621,707         1,401,614

Other Expenses
      Salaries                                          1,079,215             906,666         1,988,794         1,659,271
      Pension and other employee benefits                 283,873             259,271           575,490           501,236
      Occupancy expense                                   257,851             246,708           516,538           493,715
      Data processing expense                             146,852             133,453           290,763           264,804
      ATM expense                                          97,028              77,270           183,767           148,686
      FDIC insurance                                       21,364              10,190            40,734            20,063
      Other expenses                                      719,262             623,975         1,440,746         1,269,513
                                                  ----------------   -----------------   ---------------  ----------------

      Total other expenses                              2,605,445           2,257,533         5,036,832         4,357,288
                                                  ----------------   -----------------   ---------------  ----------------

Income Before Income Taxes                              2,461,159           2,338,684         4,894,329         4,646,568

Provision for Income Taxes                                804,911             747,492         1,586,103         1,488,606
                                                  ----------------   -----------------   ---------------  ----------------

Net income                                            $ 1,656,248         $ 1,591,192        $3,308,226       $ 3,157,962
                                                  ================   =================   ===============  ================

Basic Earnings per Share                                   $ 0.55              $ 0.52            $ 1.10            $ 1.04
                                                  ================   =================   ===============  ================

Diluted Earnings per Share                                 $ 0.55              $ 0.52            $ 1.10            $ 1.04
                                                  ================   =================   ===============  ================

Dividends per Share                                        $ 0.23              $ 0.20            $ 0.46            $ 0.40
                                                  ================   =================   ===============  ================

CONSOLIDATED STATEMENTS OF CASH FLOWS
IBT BANCORP, INC. AND SUBSIDIARY

                                                                        Six Months ended June 30,
                                                                  -------------------------------------
                                                                        2000                 1999
                                                                  -----------------    ----------------
                                                                                (unaudited)
                                                                  -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                       $ 3,308,226         $ 3,157,962
      Adjustments to reconcile net cash
      from operating activities:
      Depreciation                                                         275,543             267,000
      Net amortization/accretion of
      premiums and discounts                                                 4,572              31,275
      Net investment security losses/(gains)                               106,974              (4,789)
      Provision for loan losses                                            150,000              90,000
      Increase (decrease) in cash due to
      changes in assets and liabilities:
      Other assets                                                        (713,098)           (139,860)
      Accrued interest and other
      liabilities                                                         (345,528)           (928,386)
                                                                  -----------------    ----------------

Net Cash From Operating Activities                                       2,786,689           2,473,202

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificate of deposit                                  (100,000)                  -
      Proceeds from maturity of certificates
      of deposit                                                         3,000,000                   -
      Proceeds from sales of securities
      available for sale                                                 4,912,909             998,750
      Proceeds from maturities of securities held
      to maturity                                                                -           1,069,215
      Proceeds from maturities of securities
      available for sale                                                 3,604,117          19,776,987
      Purchase of securities available for sale                        (14,001,943)        (38,050,787)
      Net loans made to customers                                      (16,437,862)        (11,115,153)
      Purchases of premises and equipment                                 (182,834)           (199,680)
      Purchase of Federal Home Loan Bank stock                                   -            (236,200)
                                                                  -----------------    ----------------

Net Cash Used By Investing
Activities                                                             (19,205,613)        (27,756,868)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                          13,376,227           7,396,182
      Net increase in securities sold
      under repurchase agreements                                          924,811           6,030,670
      Dividends paid                                                    (1,381,133)         (1,209,520)
      Federal funds purchased                                           (7,000,000)                  -
      Proceeds from long-term debt                                       5,000,000                   -
      Payments on long-term debt                                                 -          (2,000,000)
      Purchase of treasury stock                                          (601,864)                  -
                                                                  -----------------    ----------------

Net Cash From Financing
Activities                                                              10,318,041          10,217,332
                                                                  -----------------    ----------------

Net Change in Cash and Cash
Equivalents                                                             (6,100,883)        (15,066,334)

Cash and Cash Equivalents at
Beginning of Period                                                     19,264,567          43,396,314
                                                                  -----------------    ----------------

Cash and Cash Equivalents at
End of Period                                                         $ 13,163,684        $ 28,329,980
                                                                  =================    ================

IBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report or Form 10-K for the year ended Decmeber 31, 1999.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 3,001,923 and 3,004,760 for the three and six months ended June 30, 2000, respectively and 3,023,799 for the three and six months ended June 30, 1999.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 2000 and 1999 was $1,836,076 and $(129,764) respectively and for the six months ended June 30, 2000 and 1999 was $3,390,973 and $627,724, respectively.


NOTE D - INVESTMENT SECURITIES

 Investment securities available for sale consist of the following:

                                                                          June 30, 2000
                                           -------------------------------------------------------------------------------
                                                                     Gross             Gross
                                                 Amortized         Unrealized        Unrealized             Market
                                                   Cost              Gains             Losses               Value
                                           -------------------------------------------------------------------------------

      Obligations of
      U.S. Government Agencies                    $ 95,383,007         $ 13,996        $(2,546,899)          $ 92,850,104
      Obligations of State and
       political sub-divisions                      14,681,859          151,196           (231,525)            14,601,530
      Mortgage-backed securities                    46,991,483            7,844         (2,146,681)            44,852,646
      Other securities                                  70,574            5,562                  -                 76,136
      Equity securities                              2,161,410           57,526             (1,700)             2,217,236

                                           -------------------------------------------------------------------------------
                                                  $159,288,333        $ 236,124        $(4,926,805)         $ 154,597,652
                                           ===============================================================================

IBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE E - REPURCHASE AGREEMENTS

During 1999, the Bank began offering its corporate customers an investment product fashioned in the form of a repuchase agreement. Under the terms of the agreement, deposits in designated demand accounts of the customer are put into an investment vehicle which is used daily to purchase an interest in designated
U. S. Government or Agencies' securities owned by the Bank. the Bank in turn agrees to repurchase these investments on a daily basis and pay the customer the daily interest earned on them. At June 30, 2000, the amount of repurchase agreements was $7,381,408.


NOTE F - STOCK OPTION PLAN

At the annual stockholders meeting held April 2000, the stockholders approved the 2000 Stock Option Plan. Pursuant to the Option Plan, 300,000 shares are to be reserved for issuance upon exercise of stock options granted to officers, directors, key employees and other persons from time to time. The Option Plan provides for a term of ten years, after which no awards may be made.

Options consitute both Incentive Stock Options or Non-Incentive Stock Options. The exercise price for the purchase of Common Stock subject to an option may not be less than 100 percent of the fair market value of the Common Stock covered by the Option on the date of grant. In May 2000, 61,000 stock options were granted under this plan at an exercise price of $24.50 per share.


NOTE G - JOINT VENTURE

During the second quarter of 2000, IBT Bancorp, Inc. (the Bancorp) formed a new subsidiary, Irwin Bank Financial Services, LLC. The newly formed subsidiary commenced operations in June 2000 and will offer a full range of investment and insurance services to customers and the general public. The Bancorp owns fifty percent of the newly formed company and is recording their investments using the equity method. At June 30, 2000 the Bancorp's investment was $125,000.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipate", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, year 2000 issues, and general economic conditions. IBT Bancorp, Inc. undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

     IBT Bancorp, Inc. is a bank holding company headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking services through its wholly owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company").

         Irwin Bank Financial Services, LLC ("Irwin Bank Financial") operations commenced on June 26, 2000. Irwin Bank Financial, a subsidiary of IBT Bancorp, Inc., will offer insurance and investment services to customers and the general public. See Note G to the consolidated financial statements.

         On June 19, 2000, the Company began the operation of its fifth supermarket branch. This facility is located in Penn Township, Pennsylvania.

FINANCIAL CONDITION

         At June 30, 2000, total assets increased $13.4 million to $459.1 million from $445.7 million at December 31, 1999. Of this increase, net loans receivable increased $16.3 million and securities available for sale increased $5.5 million. Such increases were offset by a $7.4 million decrease in cash & due from banks and a $2.9 million decrease in certificates of deposit. Such funds were primarily used to pay down the outstanding federal funds purchased of $7.0 million in the prior quarter. Additionally, in the current quarter, federal funds sold decreased $6.6 million from the prior period ended March 31, 2000. Such funds were used to fund new loan originations.

         The growth in total deposits of $13.4 million was used primarily to fund the growth in the loan portfolio. The increase in the loan portfolio was primarily due to the growth of the fixed rate one- to four- family mortgage loans of $5.6 million and growth of the adjustable rate real estate secured commercial loans of $6.3 million. Such increases were offset by the sale of the credit card portfolio of $1.6 million. The Company's loan portfolio continues to grow due to the Company's offering of competitive market interest rates.

         Non-interest bearing deposits increased $5.1 million to $62.2 million at June 30, 2000 from $57.1 million at December 31, 1999. Interest-bearing deposits increased $8.2 million from $311.6 million at December 31, 1999. The growth is primarily the result of increases in the number of deposit accounts. For the current period, interest-bearing deposits increased $7.4 million and non-interest bearing deposits decreased $1.0 million from the prior period ended March 31, 2000

         At June 30, 2000, total stockholders' equity increased $1.4 million to $39.3 million from $37.9 million at December 31, 1999. The increase was due to net income of $3.3 million for the period and an increase of $83,000 in accumulated other comprehensive income, offset by the purchase of $602,000 of Company stock, and dividends paid of $1.4 million. As previously reported, the Company plans to purchase up to 151,100 shares of the Company's common stock. As of June 30, 2000 the Company had repurchased 21,876 shares.

         Accumulated other comprehensive income increased as a result of changes in the net unrealized loss on the available for sale securities due to fluctuations in interest rates. Pursuant to generally accepted accounting principles, securities available for sale are recorded at current market value and net unrealized gains or losses on such securities are excluded from current earnings and reported net of income taxes, as part of comprehensive income, until realized. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. The majority of the accumulated unrealized loss resulted from the Company's investment in U.S. government agencies and mortgage backed securities. The change in market value of the investment securities available for sale will not affect the Company's net income until the securities are sold. See Note D to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

         Net income. Net income for the three months ended June 30, 2000 increased $65,000 to $1.7 million from $1.6 million for the comparable three month period in 1999. Net income for the six months ended June 30, 2000 increased $150,000 to $3.3 million from $3.2 million for the comparable six months 1999 period. Such increases for the three and six months ended June 30, 2000 were the result of higher net interest income and other income offset by increases to the provision for loan losses and other expenses.

         Interest income. Interest income for the three months ended June 30, 2000 increased $1.1 million to $8.2 million from $7.1 million for the comparable three month period in 1999. Interest income for the six months ended June 30, 2000 increased $1.9 million to $16.0 million from $14.1 million for the comparable six months 1999 period. The increases in the current three and six month periods were primarily due to the increases in the average loan receivables and the average available for sale securities portfolio.

         Interest expense. Interest expense for the three months ended June 30, 2000 increased $676,000 to $3.9 million from $3.2 million for the comparable three month period in 1999. Interest expense for the six months ended June 30, 2000 increased $1.1 million to $7.5 million from $6.4 million for the comparable six months 1999 period. Increased interest expense for the current three and six month periods were primarily due to the increase in FHLB advances, corporate repurchase agreement deposits, and interest earning deposits.

         Provision for loan losses. For the three months ended June 30, 2000, provision for loan losses were $75,000 compared to $45,000 for the three months ended June 30, 1999. The evaluation for determining the provision includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

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

         Other income. Total other income for the three months ended June 30, 2000 increased $101,000 to $842,000 from $741,000 for the comparable three month period in 1999. Other income for the six months ended June 30, 2000 increased $220,000 to $1.6 million from $1.4 million for the comparable period in 1999. The total increases for the three and six months ended June 30, 2000 were due to the increase in service fees and a gain of $115,000 resulting from the sale of the credit card portfolio offset by a loss of $106,000 on the sale of available for sale securities. The increase in service fees resulted primarily from the increase in overdraft fees.

         Other expense. Total other expense for the three months ended June 30, 2000 increased $348,000 to $2.6 million from $2.3 million for the comparable three month period in 1999. Other expense for the six months ended June 30, 2000 increased $680,000 to $5.0 million from $4.4 million for the comparable period in 1999. While virtually all other
                                      8
expenses increased during the current three month and six month periods, salaries, pension and other employee benefits, ATM expenses, and FDIC insurance were the most significant. As previously disclosed, effective January 1, 2000, the Bank Insurance Fund ("BIF") increased its assessments on deposits for all banks insured by the BIF and the Company instituted an across the board salary increase to all non-officer employees and eliminated the bonus reward program in January 2000. Also, health insurance premiums increased causing increases in pension and other employee benefits to increase. ATM expense increased for the current three and six month periods due to increased fees from the Company's processor.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no  significant  changes for the three and six months  ended
June 30, 2000 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 1999.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of the Company was held on April 18, 2000 and the following matter was voted upon:

          Proposal I- Election of directors with terms to expire in 2002.

                                                      FOR           WITHHELD
                                                    ---------       --------
          Thomas Beter                              2,626,770          40,850

          William D. Fawcett                        2,566,150         101,470

          Edwin A. Paulone                          2,626,770          40,850


          Proposal II- The approval of the stock option plan of the year 2000.

                                        FOR         AGAINST      ABSTAIN
                                     ---------      -------      -------
                                     2,097,812      326,140       82,189

Item 5.   Other Information

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         3(i)  Articles of Incorporation of IBT Bancorp, Inc.*
         3(ii) Bylaws of IBT Bancorp, Inc.*
         10    Change In Control Severance Agreement with Charles G. Urtin **
         10.1  Deferred Compensation Plan For Bank Directors**
         10.2  Retirement Agreement Between Irwin Bank & Trust Co. And J. Curt
               Gardner**
         10.3  Death Benefit Only Deferred  Compensation Plan For Bank Directors
               effective as of January 1, 1990**
         10.4  Retirement and Death Benefit Deferred  Compensation Plan For Bank
               Directors effective as of January 1, 1990**
         10.5  2000 Stock Option Plan***
         27    Financial Data Schedule (electronic filing only)

         ---------------------------------

         * Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10 (file no. 0-25903)
         ** Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10Ks for December 31, 1999.
         *** Incorporated by reference to the definitive proxy statement of the registrant filed on March 17, 2000.

         (b)   None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IBT BANCORP, INC.


Date:    August 10, 2000                By:/s/Charles G. Urtin
                                           ------------------------------------
                                           Charles G. Urtin
                                           President, Chief Executive Officer
                                           And Chief Accounting Officer
                                           (Duly authorized officer)