Form 10-Q
period 2000-09-30
IBT BANCORP INC
filed 2000-11-03
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000
                                         ------------------

                                       OR

|_|       TRANSITION   REPORT   PURSUANT   TO   SECTION   13  OR   15(d)  OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to         .
                                         --------    --------

                           Commission File No. 0-25903


                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Pennsylvania                             25-1532164
         -------------------------------    ------------------------------------
(State of incorporation or organization)    (I.R.S. employer identification no.)


309 Main Street, Irwin, Pennsylvania                   15642
----------------------------------------    ------------------------------------
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

  Number of shares of Common Stock outstanding as of November 1, 2000: 3,001,923
                                                                       ---------

                                IBT BANCORP, INC.

                                    Contents
                                    --------

                                                                                                              Pages
                                                                                                              -----

PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements..............................................................................

                Consolidated balance sheets at September 30, 2000
                (unaudited) and December 31, 1999..............................................................   1

                Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2000 and 1999...............................................................  2

                Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2000 and 1999...............................................................  3

                Notes to condensed consolidated financial statements (unaudited)................................  4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................  6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................  9


PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings..............................................................................  10

     Item 2.    Changes in Securities and Use of Records.......................................................  10

     Item 3.    Defaults upon Senior Securities................................................................  10

     Item 4.    Submission of Matters to a Vote of Security-Holders............................................  10

     Item 5.    Other Information..............................................................................  10

     Item 6.    Exhibits and Reports on Form 8-K...............................................................  10

Signatures.....................................................................................................  11

CONSOLIDATED BALANCE SHEETS

IBT BANCORP, INC. AND SUBSIDIARY

                                                                       September 30, 2000            December 31, 1999
                                                                     --------------------------  ----------------------
                                                                                           (unaudited)
ASSETS
              Cash and due from banks                                $           14,371,603      $        19,171,977
              Interest-bearing deposits in banks                                    553,292                   92,590
              Federal funds sold                                                 11,637,000                        -
              Certificates of deposit                                               100,000                3,000,000
              Securities available for sale                                     161,190,085              149,098,906
              Federal Home Loan Bank stock, at cost                               1,964,300                1,964,300
              Loans, net                                                        288,375,433              260,502,270
              Premises and equipment, net                                         4,653,413                4,728,702
              Other assets                                                        7,209,320                7,162,670
                                                                     -----------------------     --------------------
Total Assets                                                         $          490,054,446      $       445,721,415
                                                                     =======================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
              Deposits
                 Non-interest bearing                                $           62,474,200      $        57,097,999
                 Interest-bearing                                               343,933,307              311,582,486
                                                                     -----------------------     --------------------
                 Total deposits                                                 406,407,507              368,680,485

              Repurchase agreements                                               9,066,727                6,456,597
              Federal funds purchased                                                     -                7,000,000
              Accrued interest and other liabilities                              4,196,460                3,679,053
              Long-term debt                                                     29,000,000               22,000,000
                                                                     -----------------------     --------------------
              Total liabilities                                                 448,670,694              407,816,135

Stockholders' Equity
              Capital stock, par value $1.25, 50,000,000 shares authorized,
                 3,023,799 shares issued, 3,001,923 and 3,021,174
                 shares outstanding at September 30, 2000 and
                 December 31, 1999, respectively                                  3,779,749                3,779,749
              Surplus                                                             2,073,102                2,073,102
              Retained earnings                                                  38,285,500               35,318,637
              Accumulated other comprehensive income                             (2,065,123)              (3,178,596)
                                                                     -----------------------     --------------------
                                                                                 42,073,228               37,992,892
               Less: Treasury stock, at cost                                       (689,476)                 (87,612)
                                                                     -----------------------     --------------------
              Total stockholders' equity                                         41,383,752               37,905,280
                                                                     -----------------------     --------------------
Total Liabilities and Stockholders' Equity                           $          490,054,446      $       445,721,415
                                                                     =======================     ====================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

IBT BANCORP, INC. AND SUBSIDIARY

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                              ---------------------------   --------------------------
                                                 2000            1999          2000          1999
                                              ------------   ------------   ------------  ------------
                                                       (unaudited)                   (unaudited)
                                              ------------   ------------   ------------  ------------
Interest Income
      Loans                                   $ 5,890,379    $ 5,065,722    $16,795,571   $14,811,131
      Investment securities                     2,642,988      2,376,310      7,774,220     6,609,582
      Federal funds sold                           94,783        172,135        232,617       423,961
                                              ------------   ------------   ------------  ------------
      Total interest income                     8,628,150      7,614,167     24,802,408    21,844,674

Interest Expense
      Deposits                                  3,823,228      3,196,223     10,446,969     9,206,211
      Long-term debt                              402,284        284,222      1,126,498       648,969
      Repurchase agreements                        92,694         66,892        249,181       110,330
                                              ------------   ------------   ------------  ------------
      Total interest expense                    4,318,206      3,547,337     11,822,648     9,965,510
                                              ------------   ------------   ------------  ------------
Net Interest Income                             4,309,944      4,066,830     12,979,760    11,879,164

Provision for Loan Losses                          75,000        105,000        225,000       195,000
                                              ------------   ------------   ------------  ------------
Net Interest Income after Provision             4,234,944      3,961,830     12,754,760    11,684,164
for Loan Losses

Other Income (Losses)
      Service fees                                431,788        389,609      1,228,787     1,062,517
      Investment security gains                         -         19,268              -        24,057
      Investment security losses                        -              -       (106,974)            -
      Other income                                332,779        322,051      1,054,100       925,877
                                              ------------   ------------   ------------  ------------
      Total other income                          764,567        730,928      2,175,913     2,012,451

Other Expenses
      Salaries                                    961,235        870,431      2,950,028     2,529,701
      Pension and other employee benefits         274,982        266,297        850,472       767,533
      Occupancy expense                           266,758        246,442        783,297       740,157
      Data processing expense                     148,500        134,681        439,263       399,484
      ATM expense                                 100,609        103,176        284,376       251,862
      FDIC insurance                               18,788          9,800         59,522        29,863
      Other expenses                              758,179        699,014      2,198,925     1,968,530
                                              ------------   ------------   ------------  ------------
      Total other expenses                      2,529,051      2,329,841      7,565,883     6,687,130
                                              ------------   ------------   ------------  ------------
Income Before Income Taxes                      2,470,460      2,362,917      7,364,790     7,009,485

Provision for Income Taxes                        740,248        760,121      2,326,352     2,248,727
                                              ------------   ------------   ------------  ------------
Net Income                                    $ 1,730,212    $ 1,602,796    $ 5,038,438   $ 4,760,758
                                              ============   ============   ============  ============
Basic Earnings per Share                           $ 0.58         $ 0.53         $ 1.68        $ 1.57
                                              ============   ============   ============  ============
Diluted Earnings per Share                         $ 0.58         $ 0.53         $ 1.68        $ 1.57
                                              ============   ============   ============  ============
Dividends per Share                                $ 0.23         $ 0.20         $ 0.69        $ 0.60
                                              ============   ============   ============  ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

IBT BANCORP, INC. AND SUBSIDIARY

                                                                          Nine Months ended September 30,
                                                                         -------------------------------
                                                                            2000               1999
                                                                         ------------    ---------------

                                                                                 (unaudited)
                                                                         -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                       $  5,038,438      $   4,760,758
       Adjustments to reconcile net cash
       from operating activities:
       Depreciation                                                          414,743            400,500
       Net amortization/accretion of
       premiums and discounts                                                  3,974             17,235
       Net investment security losses/(gains)                                106,974            (24,057)
       Provision for loan losses                                             225,000            195,000
       Increase (decrease) in cash due to
       changes in assets and liabilities:
       Other assets                                                         (620,258)          (386,354)
       Accrued interest and other
       liabilities                                                           517,407             89,099
                                                                         ------------    ---------------
Net Cash From Operating Activities                                         5,686,278          5,052,181

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of certificates of deposit                                  (100,000)                 -
       Proceeds from maturity of certificates
       forofadeposit                                                       3,000,000                  -
       Proceeds from sales of securities
       available for sale                                                  5,285,333          6,502,031
       Proceeds from maturities of securities held
       to maturity                                                                 -          2,569,215
       Proceeds from maturities of securities
       available for sale                                                  6,105,573         41,406,716
       Purchase of securities available for sale                         (21,905,952)       (85,097,520)
       Net loans made to customers                                       (28,098,163)       (18,109,754)
       Purchases of premises and equipment                                  (339,454)          (219,379)
       Purchase of Federal Home Loan Bank stock                                    -           (656,200)
                                                                         ------------    ---------------
Net Cash Used By Investing
Activities                                                               (36,052,663)       (53,604,891)

CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in deposits                                           37,727,022         18,564,802
       Net increase in securities sold
       under repurchase agreements                                         2,610,130          7,495,613
       Dividends                                                          (2,071,575)        (1,814,280)
       Federal funds purchased                                            (7,000,000)                 -
       Proceeds from long-term debt                                        7,000,000         10,000,000
       Payments on long-term debt                                                  -         (2,000,000)
       Purchase of treasury stock                                           (601,864)                 -
                                                                         ------------    ---------------
Net Cash From (Used By)
Financing Activities                                                      37,663,713         32,246,135
                                                                         ------------    ---------------
Net Change in Cash and Cash
Equivalents                                                                7,297,328        (16,306,575)

Cash and Cash Equivalents at
Beginning of Period                                                       19,264,567         43,396,314
                                                                         ------------    ---------------
Cash and Cash Equivalents at
End of Period                                                             26,561,895     $   27,089,739
                                                                         ============    ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IBT BANCORP, INC. AND SUBSIDIARY

Period Ended September 30, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report or Form 10-K for the year ended December 31, 1999. Certain previously reported items have been reclassified to conform to the current period's classifications. The reclassifications have no effect on total assets, total liabilities and stockholders' equity, or net income.

NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 3,001,923 and 3,003,807 for the three and nine months ended September 30, 2000, respectively and 3,023,799 for the three and nine months ended September 30, 1999.

NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2000 and 1999 was $2,760,938 and $1,003,237 respectively and for the nine months ended September 30, 2000 and 1999 was $6,151,911 and $1,630,960, respectively.

NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                               September 30, 2000
                                            -----------------------------------------------------------
                                                               Gross        Gross
                                               Amortized    Unrealized   Unrealized          Market
                                                 Cost          Gains       Losses            Value
                                             ------------     --------   -----------     --------------
        Obligations of
            U.S. Government Agencies         $ 99,265,535     $101,083   ($1,681,370)     $ 97,685,248
        Obligations of State and
            political sub-divisions            14,979,669      227,062      (206,177)       15,000,554
        Mortgage-backed securities             45,728,422       15,099    (1,646,826)       44,096,695
        Other securities                          185,281        5,562             -           190,843
        Equity securities                       4,160,153       59,835        (3,243)        4,216,745
                                             ------------     --------   -----------      ------------
                                             $164,319,060     $408,641   ($3,537,616)     $161,190,085
                                             ============     ========   ===========      ============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IBT BANCORP, INC. AND SUBSIDIARY

Period Ended September 30, 2000





NOTE E - JOINT VENTURES

During the second quarter of 2000, IBT Bancorp, Inc. (the Bancorp) formed a new subsidiary, IBT Financial Services, LLC. The newly formed subsidiary commenced operations in June 2000 and offers a full range of investment and insurance services to customers and the general public. The Bancorp owns fifty percent of the newly formed company and is recording their investment using the equity method. The Bancorp's initial investment was $125,000.

During the third quarter of 2000, the Bancorp formed a new partnership, T.A. of Irwin, L.P. This newly formed partnership will commence operations in October 2000 and will provide title insurance to the general public. The Bancorp's capital contribution was $13,231 representing and 85% limited partnership interest.

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

         IB&T Financial Services, LLC ("IB&T Financial") commenced operations on June 26, 2000. IB&T Financial, a subsidiary of IBT Bancorp, Inc., offers insurance and investment services to customers and the general public. For further information see Note E to the condensed consolidated financial statements.

         T.A. of Irwin, L.P. ("T.A. of Irwin), formed during the third quarter, commenced operations in October, 2000. T.A. of Irwin, an investment of IBT Bancorp, Inc., will offer title insurance to customers and the general public. For further information see Note E to the condensed consolidated financial statements.


FINANCIAL CONDITION

         At September 30, 2000, total assets increased $44.4 million to $490.1 million from $445.7 million at December 31, 1999. Of this increase, net loans receivable increased $27.9 million, securities available for sale increased $12.1 million, and federal funds sold increased $11.6 million. Such increases were offset by a $4.8 million decrease in cash & due from banks and a $2.9 million decrease in certificates of deposit. Such funds were primarily used to pay down the outstanding federal funds purchased of $7.0 million in the first quarter.

         The growth in total deposits of $37.7 million was used to fund the growth in the loan portfolio and increase the federal funds sold. The increase in the loan portfolio was primarily due to the growth of the fixed rate one- to four- family residential mortgage loans of $8.9 million and growth of the adjustable rate real estate secured commercial loans of $6.5 million. Such increases were offset by the sale of the credit card portfolio of $1.6 million in the second quarter. The Company's loan portfolio continues to grow due to the Company's offering of competitive market interest rates. Federal funds sold during the quarter increased in order to meet anticipated future loan demand. Additionally, management took advantage of higher interest rates during the quarter and purchased $6.6 million of available for sale securities.

         Non-interest bearing deposits increased $5.4 million to $62.5 million at September 30, 2000 from $57.1 million at December 31, 1999. Interest-bearing deposits increased $32.4 million from $311.6 million at December 31, 1999. The growth is primarily the result of increases in certificate of deposit accounts, which rose $31.0 million to $199.9 million at September 30, 2000 from $168.9 million at December 31, 1999. This growth was primarily attributed to the competitive interest rates paid for these products.

         At September 30, 2000, total stockholders' equity increased $3.5 million to $41.4 million from $37.9 million at December 31, 1999. The increase was due to net income of $5.0 million for the period and an increase of $1.1 million in accumulated other comprehensive income, offset by the purchase of $602,000 of Company stock, and dividends paid of $2.1 million. As previously reported, the Company plans to purchase up to 151,100 shares of the Company's common stock. As of September 30, 2000 the Company repurchased 21,876 shares.

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

RESULTS OF OPERATIONS

         Net income. Net income for the three months ended September 30, 2000 increased $127,000 to $1.7 million from $1.6 million for the comparable three month period in 1999. Net income for the nine months ended September 30, 2000 increased $277,000 to $5.0 million from $4.8 million for the comparable nine months 1999 period. Such increases for the three and nine months ended September 30, 2000 were the result of higher net interest income and other income offset by increases in other expenses.

         Interest income. Interest income for the three months ended September 30, 2000 increased $1.0 million to $8.6 million from $7.6 million for the comparable three month period in 1999. Interest income for the nine months ended September 30, 2000 increased $2.9 million to $24.8 million from $21.9 million for the comparable nine months 1999 period. The increases in the current three and nine month periods were primarily due to the increases in the average loan receivables and the average available for sale securities portfolio.

         Interest expense. Interest expense for the three months ended September 30, 2000 increased $771,000 to $4.3 million from $3.5 million for the comparable three month period in 1999. Interest expense for the nine months ended September 30, 2000 increased $1.8 million to $11.8 million from $10.0 million for the comparable nine months 1999 period. Increased interest expense for the current three and nine month periods were primarily due to the increase in FHLB
advances,   corporate  repurchase  agreement  deposits,   and  interest  earning
deposits.

         Provision for loan losses. For the three and nine months ended September 30, 2000, provision for loan losses were $75,000 and $225,000 respectively compared to $105,000 and $195,000 for the comparable 1999 periods. The evaluation for determining the provision includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

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

         Other income. Total other income for the three months ended September 30, 2000 increased $34,000 to $765,000 from $731,000 for the comparable three month period in 1999. Such increases were due to increased service fees resulting primarily from the increase in overdraft fees. Other income for the nine months ended September 30, 2000 increased $163,000 to $2.2 million from $2.0 million for the comparable period in 1999. The total increases for the nine months ended September 30, 2000 were due to the increase in service fees and a gain of $115,000 resulting from the sale of the credit card portfolio offset by a loss of $106,000 on the sale of available for sale securities. The increase in service fees resulted primarily from the increase in overdraft fees.

         Other expense. Total other expense for the three months ended September 30, 2000 increased $199,000 to $2.5 million from $2.3 million for the comparable three month period in 1999. Other expense for the nine months ended September 30, 2000 increased $879,000 to $7.6 million from $6.7 million for the comparable period in 1999. While virtually all other expenses increased during the current three month and nine month periods, salaries, pension and other employee benefits, ATM expenses, and FDIC insurance were the most significant. As previously disclosed, effective January 1, 2000, the Bank Insurance Fund ("BIF") increased its assessments on deposits for all banks insured by the BIF and the Company instituted an across the board salary increase to all non-officer employees and eliminated the bonus reward program in January 2000. Also, health insurance premiums increased causing increases in pension and other employee benefits. ATM expense increased for the current three and nine month periods due to increased fees from the Company's processor.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the three and nine months ended September 30, 2000 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 1999.

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

          None

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits
                   3(i)     Articles of Incorporation of IBT Bancorp, Inc.*
                   3(ii)    Bylaws of IBT Bancorp, Inc.*
                   10       Change In Control Severance Agreement with Charles G. Urtin **
                   10.1     Deferred Compensation Plan For Bank Directors**
                   10.2     Retirement Agreement Between Irwin Bank & Trust Co. And
                            J. Curt Gardner**
                   10.3     Death Benefit Only Deferred Compensation Plan For Bank Directors
                            effective as of January 1, 1990**
                   10.4     Retirement and Death Benefit Deferred  Compensation Plan For Bank
                            Directors effective as of January
                            1, 1990**
                   10.5     2000 Stock Option Plan***
                   27       Financial Data Schedule (electronic filing only)
                   -------------------------
                   *        Incorporated by reference to the identically numbered exhibits of the
                            Registrant's  Form 10 (file no. 0-25903)
                   **       Incorporated by reference to the identically numbered exhibits of the
                            Registrant's  Form 10Ks for December 31, 1999.
                   ***      Incorporated  by reference to the definitive proxy statement of the registrant  filed on March 17, 2000.

         (b)      None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     IBT BANCORP, INC.


Date:    November 3, 2000             By: /s/Charles G. Urtin
                                         ---------------------------------------
                                         Charles G. Urtin
                                         President, Chief Executive Officer
                                             And Chief Accounting Officer
                                         (Duly authorized officer)