Form 10-K
period 2000-12-31
IBT BANCORP INC
filed 2001-03-16
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2000

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________  to __________________

Commission File Number: 0-25903

                                IBT BANCORP, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                  25-1532164
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   309 Main Street, Irwin, Pennsylvania                      15642
---------------------------------------             ----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (724) 863-3100
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                            --------------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sales price of $21.44 per share of the registrant's common stock on March 2, 2001, as reported on the OTC Bulletin Board, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $56.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE


1.   Portions of 2000 Annual Report to Stockholders (Parts II and IV)
2. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

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

Item 1.  Business
-----------------

General

         IBT Bancorp, Inc. is a Pennsylvania corporation headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking services through its wholly owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company").

         Irwin Bank & Trust Co. (the "Bank") was incorporated in 1922 under the laws of Pennsylvania as a commercial bank under the name "Irwin Savings and Trust Company." The Bank engages in a full service mortgage, commercial and consumer banking business, as well as trust and a variety of deposit services provided to its customers. At December 31, 2000 the Bank operated through its main office, five branch offices, a loan center, and a trust office as well as through five supermarket branches under the name "Irwin Bank Extra." The Bank's main office, full service branch offices, loan center, trust office and supermarket branches are located in the Pennsylvania counties of Westmoreland and Allegheny. The Bank's web site is "www.irwinbank.com."

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

                                                                          At December 31,
                              ----------------------------------------------------------------------------------------------------
                                       2000                1999                1998                1997               1996
                              -------------------  --------------------  -----------------  ------------------- ------------------
                                    $         %       $             %       $         %        $         %         $          %
                              ---------    ------  --------     -------  --------  -------  --------   -------- --------   -------
                                                                      (Dollars in Thousands)
Type of Loans:
-------------
  Mortgage.................... $152,753     51.95  $130,348       49.56  $123,494    51.31  $107,240     48.97  $ 99,118     50.28
  Installment ................   65,327     22.22    61,983       23.57    52,418    21.78    45,321     20.69    38,595     19.58
  Commercial .................   52,676     17.92    47,294       17.98    45,232    18.79    42,003     19.18    38,517     19.54
  Home equity lines of credit.   10,067      3.42     8,886        3.38     8,588     3.57     8,860      4.05     8,723      4.42
  PHEAA (1) ..................    6,632      2.26     6,166        2.34     5,043     2.10     4,604      2.10     4,632      2.35
  Municipal ..................    5,945      2.02     6,347        2.41     3,616     1.50     7,870      3.59     4,733      2.40
  Credit cards ...............       --        --     1,780         .68     1,808      .75     2,022       .93     2,228      1.13
  Other ......................      611      0.21       210         .08       477      .20     1,081       .49       585       .30
                                -------    ------   -------      ------   -------   ------   -------    ------   -------    ------
Total loans ..................  294,011    100.00%  263,014      100.00%  240,676   100.00%  219,001    100.00%  197,131    100.00%
                                           ======                ======             ======              ======              ======
Less:
  Unearned discount...........       --                  --                    --                 --                   1
  Deferred loan origination
    fees and costs............      178                 146                   144                174                 213
  Allowance for loan losses...    1,919               2,366                 2,228              2,340               2,240
                                -------             -------               -------            -------             -------
Total loans, net.............. $291,914            $260,502              $238,304           $216,487            $194,677
                               ========            ========              ========           ========            ========

--------------------
(1)  Pennsylvania Higher Education Assistance Authority.

         Loan Maturity Table. The following table sets forth maturities and interest rate sensitivity for all categories of loans as of December 31, 2000. Scheduled repayments are reported in the maturity category in which payment is due.

                                              Home
                                              equity
                                              lines of                               PHEAA
                                   Mortgage   credit(2)  Installment  Commercial      (1)       Municipal      Other       Total
                                   --------- ---------   -----------  ----------     -------    ---------      -----      --------
                                                                                 (In Thousands)
1 year or less................     $   6,732   $10,067     $10,866      $10,061      $   --        $5,945       $611      $ 44,282

After 1 year:
  1 to 5 years................        32,926        --      30,599       12,662       6,632            --         --        82,819
  After 5 years...............       113,095        --      23,862       29,953          --            --         --       166,910
                                    --------   -------     -------      -------      ------        ------       ----      --------
Total due after one year......       146,021        --      54,461       42,615       6,632            --         --       249,729
                                    --------   -------     -------      -------      ------        ------       ----      --------
Total amount due..............      $152,753   $10,067     $65,327      $52,676      $6,632        $5,945       $611      $294,011
                                    ========   =======     =======      =======      ======        ======       ====      ========

----------------------
(1) PHEAA loans are sold when repayment begins; assumption is that all PHEAA loans will mature in 1 to 5 years.
(2) Home equity credit lines have no stated maturities; therefor they are classified as due in one year or less.


         The following table sets forth, as of December 31, 2000, the dollar amount of all loans due after December 31, 2001, based upon fixed rates of interest or floating or adjustable interest rates.


                                             Floating or
                         Fixed Rates         Adjustable Rates          Total
                         -----------         ----------------          -----
                                            (In Thousands)

Mortgage(1)  .......        $129,767             $16,254              $146,021
Installment.........          53,290               1,171                54,461
Commercial..........          34,696               7,919                42,615
PHEAA...............              --               6,632                 6,632
                            --------             -------              --------
     Total..........        $217,753             $31,976              $249,729
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

         Mortgage Loans. The Registrant's primary lending activity consists of the origination of residential and commercial mortgage loans secured by property in its primary market area. The mortgage loan portfolio consists of one-to four-family residential mortgage loans, commercial real estate loans, and construction loans.

         The Registrant had approximately $76.1 million of one- to four-family residential mortgage loans in its mortgage loan portfolio at December 31, 2000. The Registrant generally originates one- to four-family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Registrant will originate residential mortgage loans in an amount up to 95% of the appraised value of a mortgaged property, however, mortgage insurance for the borrower is required. The Registrant offers residential fixed rate loans and adjustable rate loans with a 30 year amortization period. Interest rates for adjustable rate loans for residences adjust every 12 months based upon the weekly average yield on the one year U.S. Treasury securities, plus a margin of 2.75 percentage points. These adjustable rate loans have an interest rate cap of 2% per year and 6% over the life of the loan, and are originated for retention in the portfolio.

         Fixed rate loans are underwritten in accordance with Federal National Mortgage Association ("FNMA") guidelines. Currently, loans underwritten in accordance with FNMA guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Registrant generally charges a higher interest rate if loans are not saleable under FNMA guidelines. At December 31, 2000, $98.2 million of the Registrant's mortgage portfolio consisted of long- term fixed rate mortgage loans of which $334,000 were classified as held for sale. The Registrant does not service any loans that are sold and the Registrant is generally not liable for these loans (i.e., "nonrecourse loans").

         Substantially all of the Registrant's one- to four-family mortgages include "due on sale" clauses, which are provisions giving the Registrant the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

         Property appraisals on real estate securing the Registrant's one- to four-family residential loans over $250,000 are made by appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. The Registrant obtains title insurance policies on all purchase money first mortgage real estate loans originated.

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

         Adjustable rate commercial mortgage loans have interest rates set at the six month U.S. treasury bill rate, plus an upward adjustment of up to 3.75%. Adjustable rate commercial mortgage loans have terms of up to 20 years and generally have no maximum interest rate.

         As of December 31, 2000, the Registrant's commercial real estate loans totaled $61.0 million of the mortgage portfolio. Typically, commercial real estate loans are originated in amounts up to 75% of the appraised value of the mortgaged property.

         The Registrant also originates loans to finance the construction of one-to four-family dwellings. Generally, the Registrant only makes interim construction loans to individuals if it also makes the long-term one-to four-family residential mortgage loan on the property. Interim construction loans generally have terms of up to nine months with fixed rates of interest. At December 31, 2000, such loans totaled $12.4 million of the Registrant's total mortgage loan portfolio.

         Construction financing is generally considered to involve a higher degree of risk of loss than long- term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Registrant may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Registrant may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Installment Loans. Installment loans primarily consist of home equity term loans and to a lesser extent automobile loans. Home equity loans are secured primarily by one- to four-family residences. The Registrant originates these loans with fixed rates with terms of up to 20 years. These loans are subject to 80% combined loan-to-value limitation, including any outstanding mortgages or liens, without requiring mortgage insurance. The Registrant will originate home equity loans in an amount up 100% of the appraised value, however, mortgage insurance for the borrower is required. The Registrant originates automobile loans with fixed rates of interest and terms of up to five years. At December 31, 2000, home equity term loans totaled $60.1 million.

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

         Loan Commitments. Written commitments are given to prospective borrowers on all approved mortgage loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 2000, commitments to cover originations of mortgage loans totaled $13.6 million.

         Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. If the loan is secured by readily marketable collateral, the limit is 25% of unimpaired capital and unimpaired surplus. At December 31, 2000, the Registrant's loan to one borrower limit was approximately $6.8 million.

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

         The following table sets forth the Registrant's classified assets in accordance with its classification system.

                                      At December 31, 2000
                                      --------------------
                                         (In Thousands)
Special Mention......................           $6,605
Substandard..........................            1,908
Doubtful.............................               --
Loss.................................               --
                                                ------
     Total...........................           $8,513
                                                ======

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

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future. In addition, there can be no assurance that additional provisions for losses on loans will not be required.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                                     December 31,
                                                            --------------------------------------------------------------
                                                              2000        1999          1998           1997        1996
                                                            --------    ---------      --------      --------     --------
                                                                                (Dollars in Thousands)
Total loans outstanding...........................          $293,833    $ 262,868      $240,532      $218,827     $196,917
                                                            ========    =========      ========      ========     ========
Average loans outstanding.........................          $279,400    $ 251,574      $226,984      $205,399     $186,845
                                                            ========    =========      ========      ========     ========
Allowance balances (at beginning of  period)......            $2,366      $ 2,228     $   2,340      $  2,240    $   1,969
Provision (credit):
   Mortgage.......................................                30           30            30            30           41
   Installment....................................                30           30            30            30           41
   Commercial.....................................               240          225           225           225          308
   Home equity lines of credit....................                --           --            --            --           --
   PHEAA..........................................                --           --            --            --           --
   Municipal......................................                --           --            --            --           --
   Credit cards...................................                --           15            15            15           20
   Other..........................................                --           --            --            --           --
Net (charge-offs) recoveries:                                                                --            --           --
  Mortgage........................................               (34)         (21)          (19)          (10)          --
  Installment.....................................               (72)         (24)          (28)          (27)         (56)
  Commercial......................................              (616)        (102)         (324)         (104)         (59)
  Home equity lines of credit.....................                --           --            --           (11)          --
  PHEAA...........................................                --           --            --            --           --
  Municipal.......................................                --           --            --            --           --
  Credit cards....................................               (25)         (15)          (41)          (48)         (24)
  Other...........................................                --           --            --            --           --
                                                            --------    ---------      --------      --------     --------
Allowance balance (at end of period)..............          $  1,919    $   2,366      $  2,228      $  2,340     $  2,240
                                                            ========    =========      ========      ========     ========
Allowance for loan losses as a percent
  of total loans outstanding......................              0.65%        0.90%         0.93%         1.07%        1.14%
                                                            ========    =========      ========      ========     ========
Net loans charged off as a percent of
  average loans outstanding.......................            (0.27)%      (0.06)%       (0.18)%       (0.10)%      (0.07)%
                                                            ========    =========      ========      ========     ========

         Allocation of the Allowance For Loan Losses. The following table sets forth the allocation of the Registrant's allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated.

                                                                      At December 31,
                                   ----------------------------------------------------------------------------------------
                                         2000            1999             1998              1997                1996
                                   ---------------- ----------------- --------------- ----------------- -------------------
                                            % of              % of            % of               % of               % of
                                            Loans             Loans           Loans              Loans             Loans
                                           to Total          to Total        to Total          to Total           to Total
                                    Amount  Loans   Amount    Loans   Amount  Loans    Amount    Loans   Amount    Loans
                                    ------  -----   ------    -----   ------  -----    ------    -----   ------    -----
                                                                     (Dollars in Thousands)
At end of period allocated to:
  Mortgage.......................  $  651    51.95% $  603     49.56% $  604    51.31% $  565     48.97% $  588      50.28%
  Installment....................     414    22.22     345     23.57     380    21.78     324     20.69     294      19.58
  Commercial.....................     786    17.92   1,293     17.98   1,100    18.79   1,301     19.18   1,224      19.54
  Home equity lines of credit....      51     3.42      54      3.38      44     3.57      45      4.05      43       4.42
  PHEAA..........................      10     2.26       9      2.34       8     2.10       7      2.10       7       2.35
  Municipal......................       1     2.02      10      2.41       5     1.50      12      3.59       6       2.40
  Credit cards...................      --       --      45       .68      80      .75      71       .93      74       1.13
  Other..........................       6      .21       7       .08       7      .20      15       .49       4        .30
                                   ------   ------  ------    ------  ------   ------  ------    ------  ------     ------
Total allowance..................  $1,919   100.00% $2,366    100.00% $2,228   100.00% $2,340    100.00% $2,240     100.00%
                                   ======   ======  ======    ======  ======   ======  ======    ======  ======     ======

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

                                                                             At December 31,
                                                     ---------------------------------------------------------------
                                                       2000           1999          1998        1997         1996
                                                      ------         ------        ------     --------     -------
                                                                          (Dollars In Thousands)
Loans accounted for on a non-accrual basis:
  Mortgage.......................................     $   --         $   --       $   --        $   29        $ --
  Home equity lines of credit....................         --             60           --            --          --
  Installment....................................         --             --           --            --           5
  Commercial.....................................         --             91           12           205         114
  PHEAA..........................................         --             --           --            --          --
  Municipal......................................         --             --           --            --          --
  Credit cards...................................         --             --           --            --          --
  Other..........................................         --             --           --            --          --
                                                      ------         ------       ------        ------        ----
Total............................................     $   --            151           12           234         119
                                                      ------         ------       ------        ------        ----
Accruing loans which are contractually past
  due 90 days or more:
  Mortgage.......................................      1,067            998          788           362         493
  Installment....................................         10             21            3            21           7
  Commercial.....................................        157            568          629           631         250
  Home equity lines of credit....................         --             --           --            --          --
  PHEAA..........................................         --             --           --            --          --
  Municipal......................................         --             --           --            --          --
  Credit cards...................................         --              3            8             9          11
  Other..........................................         --             --           --            --          --
                                                      ------         ------       ------        ------        ----
Total............................................      1,234          1,590        1,428          1023         761
                                                      ------         ------       ------        ------        ----
Total non-accrual and accrual loans..............      1,234          1,741        1,440          1257         880
                                                      ------         ------       ------        ------        ----
Other real estate owned..........................        132            141          128            37          53
                                                      ------         ------       ------        ------        ----
Other non-performing assets......................         --             --           --            --          --
                                                      ------         ------       ------        ------        ----
Total non-performing assets......................     $1,366         $1,882       $1,568        $1,294        $933
                                                      ======         ======       ======        ======        ====
Total non-accrual and accrual loans
  to net loans...................................       .42%           .67%         .60%          .58%        .45%
                                                      ======         ======       ======        ======        ====
Total non-accrual and accrual loans to
  total assets...................................       .25%           .39%         .35%          .34%        .27%
                                                      ======         ======       ======        ======        ====
Total non-performing assets to total assets......       .28%           .42%         .38%          .35%        .28%
                                                      ======         ======       ======        ======        ====

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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2000, the Registrant had securities classified as "available for sale" in the amount of $167.9 million and had no securities classified as "held to maturity" or "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2000, the Registrant's securities available for sale had an amortized cost of $167.6 million and market value of $167.9 million (unrealized gain of $287,000). Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2000, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) mortgage-backed securities, (iv) banker's acceptances, (v) certificates of deposit, and (vi) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement the Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

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

Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio at the dates indicated:


                                                               At December 31
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                                (In Thousands)
Securities available for sale:
  U.S. treasury securities .........................   $     --   $     --   $  5,616
  Obligations of U.S. government agencies ..........     97,812     90,744     69,540
  Mortgage-backed securities .......................     44,132     47,005     33,227
  Obligations of state and political subdivisions...     18,910     10,536      8,200
  Federal home loan bank stock .....................      1,964      1,964      1,308
  Equity securities ................................      4,236        230        249
  Other securities .................................        820        584        638
                                                       --------   --------   --------
     Total securities available for sale ...........    167,874    151,063    118,778
                                                       --------   --------   --------

Securities held to maturity:
  U.S. government agencies .........................         --         --      2,500
  Mortgage-backed securities .......................         --         --         69
                                                       --------   --------   --------
     Total securities held to maturity .............         --         --      2,569
                                                       --------   --------   --------
     Total investment and mortgage-backed
       securities ..................................   $167,874   $151,063   $121,347
                                                       ========   ========   ========

                                       13

         Investment Portfolio Maturities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Registrant's investment securities portfolio as of December 31, 2000. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations.

                                                          As of December 31, 2000
                        --------------------------------------------------------------------------------------------------------
                                                                 After Five           More than
                        One Year or Less  One to Five Years      to Ten Years         Ten Years      Total Investment Securities
                        ----------------  -----------------   ------------------  ------------------ ---------------------------
                        Carrying Average  Carrying  Average   Carrying  Average   Carrying   Average  Carrying   Average  Market
                         Value    Yield     Value    Yield      Value    Yield     Value      Yield    Value      Yield   Value
                        -------  -------   -------  -------   -------   -------   -------    -------  --------   -------  ------
                                                           (Dollars in Thousands)
Obligations
  of U.S.
  government
  agencies.............  $6,986    5.81%   $42,875    6.42%   $34,046     6.91%   $13,905     7.32%   $ 97,812    6.67%  $ 97,812
Mortgage-backed
  securities...........       9    9.03         --      --      1,343     7.74     42,780     6.41      44,132    6.45     44,132
Obligations of
  state and
  political
  subdivisions (1).....     821    5.39        120    5.48      4,596     5.34     13,373     5.18      18,910    5.23     18,910
Federal home loan
  bank stock...........      --      --         --      --         --       --      1,964     6.00       1,964    6.00      1,964
Equity securities......      --      --         --      --         --       --      4,236     6.12       4,236    6.12      4,236
Other securities  .....      --      --        498    7.19         30     7.75        292     6.40         820    6.93        820
                         ------            -------            -------             -------             --------           --------
     Total.............  $7,816    5.77%   $43,493    6.43%   $40,015     6.76%   $76,550     5.84%   $167,874    6.21%  $167,874
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

         The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining at December 31, 2000 (in thousands).


         Maturity Periods                                Certificates of
         ----------------                                    Deposit
                                                         ---------------
         Three months or less                                 $18,598
         Over three through six months                          6,150
         Over six through twelve months                        12,583
         Over twelve months                                     9,612
                                                               ------
                                                              $46,943
                                                              =======

         Borrowings. Deposits are the primary source of funds for the Registrant's lending and investment activities as well as for general business purposes. Should the need arise, the Registrant has a maximum borrowing capacity with the FHLB of $216.7 million. At December 31, 2000 there were outstanding $28.0 million of long term FHLB borrowings.

Personnel

         As of December 31, 2000, the Registrant had 142 full-time and 66 part-time employees. None of the Registrant's employees are represented by a collective bargaining group.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Registrant and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company, as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), is subject to regulation and supervision by the Board of Governors of the Federal

Reserve System ("Federal Reserve") and by the Pennsylvania Department of Banking (the "Department"). The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve and the Department. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary banks.

         Under the BHCA, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares.

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

         A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

         Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHCA. Under the BHCA and the Federal Reserve's bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any BHCA activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

         Financial Modernization. The Gramm-Leach-Bliley Act, which was enacted in November 1999 and most provisions of which became effective in March 2000 (the "Act"), permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company ("FHC") if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. During fiscal 2000, the Company submitted notice to the Federal Reserve of its intent to be deemed a financial holding company.

Regulation of the Bank

         General. As a Pennsylvania chartered, Bank Insurance Fund ("BIF") insured commercial bank, the Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the United States Congress, could have a material impact on the Company, the Bank and their operations.

         Pennsylvania Savings Bank Law. The Pennsylvania Banking Code ("Banking Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the Department so that the supervision and regulation of state chartered commercial banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         The Banking Code provides state chartered commercial banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Department. The Federal Deposit Insurance Corporation Act ("FDIA"), however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the BIF and
(2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the FDIA.

         Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC administers two separate insurance funds, the BIF, which generally insures commercial bank and state savings bank deposits, and the Savings Insurance Fund ("SAIF"), which generally insures savings association deposits. The Bank is a member of the BIF and its deposit accounts are insured by the FDIC, up to prescribed limits.

         The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for BIF- member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most institutions set at 0%.

         In addition, all insured institutions of the FDIC are required to pay assessments at an annual rate of approximately .0202% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2000, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

         The FDIC's capital regulations establish a minimum 3% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4% to 5%. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier I or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit and relationships.

         The FDIC's regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk- weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank's allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to100% of Tier I capital.

         A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC's regulations also provide that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and could be subject to potential termination of deposit insurance.

         The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC's capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance in both the FDIC and Pennsylvania capital requirements as of December 31, 2000.

         Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Trustees of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's outstanding advances from the FHLB. At December 31, 2000, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non- interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2000, the Bank met its reserve requirements.

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

Item 2.  Properties
-------------------

         At December 31, 2000, the Registrant operated from its main office, five branch offices and five supermarket branch offices and a loan office and a trust office, all located in southwestern Pennsylvania. The total net book value of the Registrant's investment in premises and equipment at December 31, 2000, was approximately $4.9 million. The main office of the Company and of the Bank and two branch offices are owned by the Bank and the remaining three branch offices and five supermarket branch offices are leased by the Bank. These leases have initial terms of 1 to 20 years, and all leases contain renewal options for additional years.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

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

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" and "-- Biographical Information" in the 2001 Proxy Statement are incorporated herein by reference.

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

          1. The consolidated statements of financial conditions of IBT Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000, together with the related notes and the independent auditors' report of Edwards Sauer & Owens, independent accountants.

          2.   Schedules omitted as they are not applicable.

          3.   Exhibits

                     3(i)    Articles of Incorporation of IBT Bancorp, Inc.*
                     3(ii)   Bylaws of IBT Bancorp, Inc.*
                    10       Change In Control Severance Agreement with Charles G. Urtin**
                    10.1     Deferred Compensation Plan For Bank Directors**
                    10.2     Retirement Agreement Between Irwin Bank & Trust Co. And
                             J. Curt Gardner**
                    10.3     Death Benefit Only Deferred Compensation Plan For Bank Directors
                             effective as of January 1, 1990**
                    10.4     Retirement and Death Benefit Deferred Compensation Plan For
                             Bank Directors effective as of January 1, 1990**
                    10.5     2000 Stock Option Plan***
                    13       Portions of the Annual Report to Shareholders
                    21       Subsidiaries of IBT Bancorp, Inc. (see "Item 1 - Business")
                    23       Consent of Edwards, Sauer & Owens
                    -------------------------
                    *        Incorporated by reference to the identically
                             numbered  exhibits of the Registrant's  Form
                             10 (file no. 0-25903)
                    **       Incorporated by reference to the identically
                             numbered  exhibits of the Registrant's  Form
                             10K for December 31, 1999.
                    ***      Incorporated  by reference to the definitive
                             proxy  statement of the Registrant  filed on
                             March 17, 2000.

          (b)  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 16, 2001.


                                          IBT BANCORP, INC.


                                          By: /s/Charles G. Urtin
                                             -----------------------------------
                                                Charles G. Urtin, President and
                                                Chief Executive Officer
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2001 by the following persons on behalf of the registrant and in the capacities indicated.


/s/Richard L. Ryan                                            /s/J. Curt Gardner
------------------------------------------------              -------------------------------------------
Richard L. Ryan                                               J. Curt Gardner
Chairman of the Board                                         Director


/s/Charles G. Urtin
------------------------------------------------              -------------------------------------------
Charles G. Urtin, President, Chief Executive                  Thomas Beter
Officer, and Director                                         Director
(Principal Executive, Financial, and Accounting
Officer)



------------------------------------------------              -------------------------------------------
William D. Fawcett                                            Edwin A. Paulone
Director                                                      Director


                                                              /s/Grant J. Shevchik
------------------------------------------------              -------------------------------------------
Robert Rebich, Jr.                                            Grant J. Shevchik
Director                                                      Director


/s/Robert C. Whisner                                          /s/Robert Bowell
------------------------------------------------              -------------------------------------------
Robert C. Whisner                                             Robert Bowell
Director                                                      Executive Vice President, Secretary and
                                                              Treasurer
