Form 10-Q
period 2001-03-31
IBT BANCORP INC
filed 2001-05-14
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For the quarterly period ended March 31, 2001
                                    --------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                           Commission File No. 0-25903


                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Pennsylvania                                       25-1532164
----------------------------------------                  ----------------------
(State of incorporation or organization)                    I.R.S. employer
                                                            identification no.)


309 Main Street, Irwin, Pennsylvania                             15642
--------------------------------------------              ----------------------
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

   Number of shares of Common Stock outstanding as of May 01, 2001: 2,997,403
                                                                    ---------

                                IBT BANCORP, INC.

                                    Contents
                                    --------

                                                                                                              Pages
                                                                                                              -----
PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements..............................................................................

                Consolidated statements of financial condition at March 31, 2001
                (unaudited) and December 31, 2000..............................................................   1

                Consolidated statements of operations (unaudited) for the three months ended March 31, 2001 and 2000 ..................................................................  2

                Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2001 and 2000...................................................................  3

                Notes to financial statements...................................................................  4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................  5

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................  8

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings..............................................................................   9

     Item 2.    Changes in Securities and Use of Records.......................................................   9

     Item 3.    Defaults upon Senior Securities................................................................   9

     Item 4.    Submission of Matters to a Vote of Security-Holders............................................   9

     Item 5.    Other Information..............................................................................   9

     Item 6.    Exhibits and Reports on Form 8-K...............................................................   9

Signatures.....................................................................................................  10


CONSOLIDATED BALANCE SHEETS

IBT BANCORP, INC. AND SUBSIDIARY

                                                                        March 31, 2001     December 31, 2000
                                                                       ---------------     -----------------
                                                                         (unaudited)          (unaudited)
                                                                       ---------------     -----------------
 ASSETS
       Cash and due from banks                                          $  11,796,275        $  12,877,327
       Interest-bearing deposits in banks                                   3,147,735            4,740,068
       Federal funds sold                                                  13,840,000            4,129,000
       Certificates of deposit                                              1,600,000            2,700,000
       Securities available for sale                                      166,286,429          165,909,886
       Federal Home Loan Bank stock, at cost                                1,964,300            1,964,300
       Loans, net                                                         297,768,432          291,914,060
       Premises and equipment, net                                          4,870,192            4,899,777
       Other assets                                                         5,977,071            7,245,015
                                                                        -------------        -------------
Total Assets                                                            $ 507,250,434        $ 496,379,433
                                                                        =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                                         $  64,489,723        $  64,316,265
           Interest-bearing                                               347,570,220          345,322,197
                                                                        -------------        -------------
           Total deposits                                                 412,059,943          409,638,462

       Repurchase agreements                                                9,499,038            9,022,190
       Accrued interest and other liabilities                               6,609,619            5,104,200
       Long-term debt                                                      32,000,000           28,000,000
                                                                        -------------        -------------
       Total liabilities                                                  460,168,600          451,764,852

Stockholders' Equity
       Capital stock, par value $1.25,  50,000,000 shares authorized,
           3,023,799 shares issued, 2,999,923 and 3,001,923
           shares outstanding at March 31, 2001 and
           December 31, 2000, respectively                                  3,779,749            3,779,749
       Surplus                                                              2,073,102            2,073,102
       Retained earnings                                                   40,246,532           39,261,880
       Accumulated other comprehensive income                               1,715,806              189,326
                                                                        -------------        -------------
                                                                           47,815,189           45,304,057
        Less: Treasury stock, at cost                                        (733,355)            (689,476)
                                                                        -------------        -------------
       Total stockholders' equity                                          47,081,834           44,614,581
                                                                        -------------        -------------
Total Liabilities and Stockholders' Equity                              $ 507,250,434        $ 496,379,433
                                                                        =============        =============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

IBT BANCORP, INC. AND SUBSIDIARY

                                           Three Months Ended March 31,
                                           ----------------------------
                                                 2001         2000
                                           --------------  ------------
                                                   (unaudited)
                                           --------------  ------------
Interest Income
      Loans                                 $ 6,052,561    $ 5,355,383
      Investment securities                   2,741,558      2,540,463
      Federal funds sold                         77,337         13,138
                                            -----------    -----------
      Total interest income                   8,871,456      7,908,984

Interest Expense
      Deposits                                3,950,209      3,233,483
      Long-term debt                            424,228        333,405
      Repurchase agreements                      96,249         71,626
                                            -----------    -----------
      Total interest expense                  4,470,686      3,638,514
                                            -----------    -----------
Net Interest Income                           4,400,770      4,270,470

Provision for Loan Losses                        75,000         75,000
                                            -----------    -----------
Net Interest Income after Provision
for Loan Losses                               4,325,770      4,195,470

Other Income (Losses)
      Service fees                              382,336        375,041
      Investment security gains                  75,646              -
      Investment security losses                 (2,188)             -
      Other income                              343,620        294,045
                                            -----------    -----------
      Total other income                        799,414        669,086

Other Expenses
      Salaries                                  967,254        909,579
      Pension and other employee benefits       292,512        291,617
      Occupancy expense                         279,098        258,687
      Data processing expense                   163,824        143,911
      ATM expense                                96,144         86,739
      Other expenses                            801,962        740,854
                                            -----------    -----------
      Total other expenses                    2,600,794      2,431,387
                                            -----------    -----------
Income Before Income Taxes                    2,524,390      2,433,169

Provision for Income Taxes                      759,238        781,192
                                            -----------    -----------
Net income                                  $ 1,765,152    $ 1,651,977
                                            ===========    ===========
Basic Earnings per share                    $      0.59    $      0.55
                                            ===========    ===========
Diluted Earnings per share                  $      0.59    $      0.55
                                            ===========    ===========
Dividends per Share                         $      0.26    $      0.23
                                            ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

IBT BANCORP, INC. AND SUBSIDIARY

                                                  Three Months ended March 31,
                                                  ------------------------------
                                                        2001            2000
                                                  --------------  --------------
                                                           (unaudited)
                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                  $  1,765,152    $  1,651,977
       Adjustments to reconcile net cash
       from operating activities:
       Depreciation                                     148,455         136,343
       Net amortization/accretion of
       premiums and discounts                            (8,242)          5,163
       Net investment security gains                    (73,458)           --
       Provision for loan losses                         75,000          75,000
       Increase (decrease) in cash due to
       changes in assets and liabilities:
       Other assets                                     946,952        (341,825)
       Accrued interest and other liabilities           719,050         224,740
                                                   ------------    ------------
Net Cash From Operating Activities                    3,572,909       1,751,398

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of certificates of deposit           (1,500,000)             --
       Proceeds from maturity of certificates
       forofadeposit                                  2,600,000       3,000,000
       Proceeds from sales of securities
       available for sale                             6,067,942              --
       Proceeds from maturities of securities
       available for sale                            20,884,965       2,972,717
       Purchase of securities available for sale    (24,934,901)     (6,043,990)
       Net loans made to customers                   (5,608,380)     (4,996,269)
       Purchases of premises and equipment             (118,870)        (49,304)
                                                   ------------    ------------
Net Cash Used By Investing Activities                (2,609,244)     (5,116,846)

CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase (decrease) in deposits            2,421,481       7,015,541
       Net increase in securities sold
       under repurchase agreements                      476,848         354,098
       Dividends                                       (780,500)       (690,691)
       Federal funds purchased                               --      (7,000,000)
       Proceeds from long-term debt                   8,000,000       5,000,000
       Repayment of long-term debt                   (4,000,000)             --
       Purchase of treasury stock                       (43,879)       (601,864)
                                                   ------------    ------------
Net Cash From Financing Activities                    6,073,950       4,077,084
                                                   ------------    ------------
Net Change in Cash and Cash Equivalents               7,037,615         711,636

Cash and Cash Equivalents at
Beginning of Period                                  21,746,395      19,264,567
                                                   ------------    ------------
Cash and Cash Equivalents at
End of Period                                      $ 28,784,010    $ 19,976,203
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

IBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report or Form 10-K for the year ended December 31, 2000.

     Certain previously reported items have been reclassified to conform to the current period's classifications. The reclassifications have no effect on total assets, total liabilities and stockholders' equity, or net income.

NOTE B - EARNINGS PER SHARE

     Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 3,001,879 and 3,007,597 for the three months ended March 31, 2001 and 2000, respectively.

NOTE C - COMPREHENSIVE INCOME

     Total comprehensive income for the three months ended March 31, 2001 and 2000 was $3,291,632 and $1,554,896, respectively.

NOTE D - INVESTMENT SECURITIES

      Investment securities available for sale consist of the following:

                                                                      March 31, 2001
                                             --------------------------------------------------------------
                                                                    Gross         Gross
                                               Amortized         Unrealized     Unrealized      Market
                                                 Cost               Gains         Losses         Value
                                             --------------------------------------------------------------
      Obligations of
        U.S. Government Agencies             $  73,551,036       1,537,527        (6,950)    $  75,081,613
      Obligations of State and
        political sub-divisions                 18,365,060         734,267       (35,380)       19,063,947
      Mortgage-backed securities                61,815,417         365,660      (106,093)       62,074,984
      Other securities                             798,667          29,293             -           827,960
      Equity securities                          9,156,541          87,384        (6,000)        9,237,925
                                             --------------------------------------------------------------
                                             $ 163,686,721     $ 2,754,131    $ (154,423)    $ 166,286,429
                                             ==============================================================

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


FINANCIAL CONDITION

         On March 31, 2001, total assets increased $10.8 million, or 2.18%, to $507.2 million from $496.4 million at December 31, 2000. The growth in assets resulted primarily from the net increase of $7.0 million in cash and cash equivalents (primarily federal funds sold) and $5.9 million in net loans. The increase in the growth of assets was offset by a $1.3 million decline in other assets. At December 31, 2000, other assets included a receivable for an investment security that was called on December 30, 2000 but the proceeds were not received by year end.

         The increase in the loan portfolio was primarily due to the growth of the fixed rate one- to four- family residential mortgage loans of $3.7 million. The Company's loan portfolio continues to grow due to the Company's offering of competitive market interest rates. Additionally, net cash and cash equivalents increased during the quarter in order to meet anticipated future loan demand.

         At March 31, 2001, total liabilities increased $8.4 million, or 1.86%, to $460.2 million from $451.8 million at December 31, 2000. This increase was primarily the result of additional long-term borrowings, which rose $4.0 million from $28.0 million at December 31, 2000. Such borrowings were fixed rate loans from Federal Home Loan Bank used to fund the current loan demand. Additionally, interest-bearing deposits increased $2.3 million to $347.6 million at March 31, 2001 from $345.3 million at December 31, 2000. The growth is primarily the result of increases in interest bearing checking accounts of $4.7 million and increases in savings accounts of $2.4 million. The increases were offset by a net decrease of $5.0 million in certificate of deposit accounts. Such net decreases primarily reflected certificates of deposit of Municipalities which were not renewed. Total interest bearing deposit growth was attributed to depositors maintaining higher balances and an increase in the number of deposit accounts.


         At March 31, 2001, total stockholders' equity increased $2.5 million to $47.1 million from $44.6 million at December 31, 2000. The increase was due to net income of $1.8 million for the period and an increase of $1.5 million in accumulated other comprehensive income, offset by the purchase of $44,000 of Company stock, and dividends paid of $781,000. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on the available for sale securities due to fluctuations in interest rates. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the condensed consolidated financial statements. As previously reported, the Company plans to purchase up to 151,100 shares of the Company's common stock. As of March 31, 2001 the Company repurchased 23,876 shares.


RESULTS OF OPERATIONS

         Net income. Net income for the three months ended March 31, 2001 increased $100,000, or 5.9%, to $1.8 million from $1.7 million for the comparable three month period in 2000. The increase for the three months ended March 31, 2001 was the result of higher net interest income and other income offset by increases in other expenses.

         Interest income. Interest income for the three months ended March 31, 2001 increased $1.0 million to $8.9 million from $7.9 million for the comparable three month period in 2000. The increase in the current three month period was primarily attributed to an increase in average loans of $30.0 million and average investment securities available for sale of $19.3 million offset by a 4 basis point decrease in the yield on average interest earning assets to 7.46% for the first three months of 2001 from 7.50% for the comparable three month period in 2000. See "Average Balance Sheet and Rate/Volume Analysis"

         Interest expense. Interest expense for the three months ended March 31, 2001 increased $900,000 to $4.5 million from $3.6 million for the comparable three month period in 2000. Such increases were primarily the result of an increase in average certificates of deposit of $35.2 million coupled with a 42 basis point increase in average cost of funds to 4.66% for the first three months of 2001 from 4.24% for the comparable three month period in 2000. See "Average Balance Sheet and Rate/Volume Analysis"

Average Balance Sheet

The following table sets forth certain information relating to the Company for the periods indicated. Average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                                  Three Months Ended March 31,                 Three Months Ended March 31,
                                            -------------------------------------------     ----------------------------------------
                                                                 2001                                          2000
                                            -------------------------------------------     ----------------------------------------
                                                Average                      Average          Average                      Average
                                                Balance        Interest     Yield/Cost        Balance        Interest     Yield/Cost
                                               ---------      ---------     ----------      ---------       ----------    ----------
                                                           (In Thousands)                                 (In Thousands)
Interest-earning assets:
Loans receivable    (1) (7)                    $ 297,797        $ 6,053          8.13%       $ 267,807       $ 5,355          8.00%
Investment securities available for sale (2)     172,068          2,741          6.37%         152,774         2,540          6.65%
Other interest-earning assets (5)                  5,879             77          5.26%             992            13          5.24%
                                               ---------        -------                     ---------        -------
  Total interest earning assets                $ 475,744        $ 8,871          7.46%       $ 421,573       $ 7,908          7.50%
                                               ---------        -------        ------        ---------       -------

Non-interest earning assets                       18,622                                        21,175
                                               ---------                                     ---------
Total assets                                   $ 494,366                                      $442,748
                                               =========                                      ========

Interest-bearing liabilities:
Money market accounts                             54,280            502          3.70%          56,327           543          3.86%
Certificates of Deposit                          202,648          3,015          5.95%         167,427         2,183          5.22%
Other liabilities                                127,188            953          3.00%         119,654           912          3.05%
                                               ---------        -------                     ---------        -------
Total interest-bearing liabilities             $ 384,116        $ 4,470          4.65%       $ 343,408       $ 3,638          4.24%
                                               ---------        -------        ------        ---------       -------

Non-interest-bearing liabilities                  65,388                                        61,373
                                               ---------                                     ---------
    Total liabilities                          $ 449,504                                     $ 404,781
                                               ---------                                     ---------

Retained Earnings (6)                             44,862                                        37,967
                                               ---------                                     ---------
Total liabilities and stockholders' equity     $ 494,366                                     $ 442,748
                                               =========                                     =========
Net interest income                                             $ 4,401                                      $ 4,270
                                                                =======                                      =======
Interest rate spread (3)                                                         2.81%                                        3.26%
                                                                               ======                                       ======
Net yield on interest-earning assets (4)                                         3.70%                                        4.05%
                                                                               ======                                       ======
Ratio of average interest-earning
assets to average interest-bearing
liabilities                                                                    123.85%                                      122.76%
                                                                               ======                                       ======

(1)  Average  balances include  non-accrual  loans, and are net of deferred loan fees.
(2)  Includes interest-bearing deposits in other financial institutions.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest earning assets. (5) Includes federal funds sold of $5,879 and $992, respectively.
(6)  Includes capital stock, surplus and accumulated other comprehensive income.
(7) For both periods presented, interest income includes business manager income, which was previously classified as other non-interest income.

     The table below sets forth certain information regarding changes in interest income and interest expenses of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); and (ii) changes in rates (changes in rate multiplied by old average volume).

                                                         Three Month Period ended March 31, 2001
                                                         ---------------------------------------
                                                                       2001 vs. 2000
                                                         ---------------------------------------
                                                                    Increase (Decrease)
                                                                           Due to
                                                             Volume         Rate          Net
                                                         ---------------------------------------
                                                                       (In Thousands)
Interest income:
Loans receivable                                               600            98          698
Investment securities available for sale                       321          (120)         201
Other interest earning assets                                   64             0           64
                                                               ---          ----          ---
Total interest-earning assets                                  985           (22)         963
                                                               ===          ====          ===
Interest expense:
Money market accounts                                          (20)          (21)         (41)
Certificates of deposit                                        459           373          832
Other liabilities                                               57           (16)          41
                                                               ---          ----          ---
  Total interest-bearing liabilities                           496           336          832
                                                               ---          ----          ---
Net change in interest income                                  487          (358)         131
                                                               ===          ====          ===

         Provision for loan losses. For the three months ended March 31, 2001 and the comparable three month period in 2000, the provision for loan losses was $75,000. The evaluation for determining the provision includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times.

         The Company will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as economic conditions dictate. Management continues to offer a wider variety of loan products coupled with the continued success of changing the mix of the products offered in the loan portfolio from lower yielding loans (i.e., one- to four-family loans) to higher yielding loans (i.e., equity loans, multi-family (five or more units) buildings, and commercial (nonresidential mortgages). Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio.

         Other income. Total other income for the three months ended March 31, 2001 increased $130,000 to $799,000 from $669,000 for the comparable three month period in 2000. The increase in other income for the three months ended March 31, 2001 is primarily due to $73,000 of net investment securities gains which were not reflected in the previous year period and $49,000 in other income. Of the total net investment securities gains, $47,000 of such gains resulted from investment securities purchased at a discount which were called prior to maturity. Other income increased primarily due to fees generated from customer usage of the debit card.

         Other expense. Total other expense for the three months ended March 31, 2001 increased $200,000 to $2.6 million from $2.4 million for the comparable three month period in 2000. The increase is primarily due to increased employment, occupancy, and data processing expenses. Salary, pension, and other employee benefit costs increased $59,000, or 4.9% in 2001. Such increases were the result of normal merit increases and increased staff. Occupancy expense increased $20,000, or 7.7% in 2001. This increase is primarily attributable to the opening of a new supermarket branch office in Penn Township, Westmoreland County in June of 2000, of which such costs were not included in the prior year period. An increase in data processing fees of $20,000, or 13.9%, in 2001 is primarily the result of increased fees from the Company's third party processor.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the three months ended March 31, 2001 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2000.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders of the Company was held on April 17, 2001 and the following matter was voted upon:

                  Proposal I- Election of directors with terms to expire in 2004

                                                  FOR               WITHHELD
                                                  ---               --------
                  Robert Rebich, jr.            2,250,911              4,580

                  Grant J. Shevchick            2,244,641             10,850

                  Charles G. Urtin              2,250,155              5,336

                  Proposal II - The ratification of Edwards, Sauer & Owens as auditors.

                                                   FOR       AGAINST    WITHHELD
                                                   ---       -------    --------
                                                2,242,835     7,160       5,496

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


                                        IBT BANCORP, INC.


Date:    May 14, 2001                   By:   /s/Charles G. Urtin
                                              ----------------------------------
                                              Charles G. Urtin
                                              President, Chief Executive Officer
                                                And Chief Accounting Officer
                                              (Duly authorized officer)