Form 10-Q
period 2001-06-30
IBT BANCORP INC
filed 2001-08-14
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2001
                                   -------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from              to             .
                                   ------------    ------------

                           Commission File No. 0-25903


                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Pennsylvania                                  25-1532164
-----------------------------------         ------------------------------------
(State of incorporation or organization)    (I.R.S. employer identification no.)


309 Main Street, Irwin, Pennsylvania                      15642
--------------------------------------------       -----------------------------
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

  Number of shares of Common Stock outstanding as of August 01, 2001: 2,992,081
                                                                      ---------

                                IBT BANCORP, INC.

                                    Contents

                                                                                                               Pages
                                                                                                               -----
PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements..............................................................................

                Consolidated statements of financial condition (unaudited) at June 30, 2001 and December 31, 2000...........................................................................  1

                Consolidated statements of operations (unaudited) for the three months ended June 30, 2001 and 2000 ...................................................................  2

                Consolidated statements of cash flows (unaudited) for the three months ended June 30, 2001 and 2000....................................................................  3

                Notes to financial statements...................................................................  4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................  6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................  13

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings..............................................................................  14

     Item 2.    Changes in Securities and Use of Records.......................................................  14

     Item 3.    Defaults upon Senior Securities................................................................  14

     Item 4.    Submission of Matters to a Vote of Security-Holders............................................  14

     Item 5.    Other Information..............................................................................  14

     Item 6.    Exhibits and Reports on Form 8-K...............................................................  14

Signatures.....................................................................................................  15


CONSOLIDATED BALANCE SHEETS (UNAUDITED)


IBT BANCORP, INC. AND SUBSIDIARY

                                                                                     June 30, 2001            December 31, 2000
                                                                                   ------------------         ------------------
 ASSETS
       Cash and due from banks                                                     $       11,644,333         $       12,877,327
       Interest-bearing deposits in banks                                                   5,312,933                  4,740,068
       Federal funds sold                                                                  30,992,000                  4,129,000
       Certificates of deposit                                                                100,000                  2,700,000
       Securities available for sale                                                      160,904,628                165,909,886
       Federal Home Loan Bank stock, at cost                                                2,101,800                  1,964,300
       Loans, net                                                                         296,709,782                291,914,060
       Premises and equipment, net                                                          4,760,287                  4,899,777
       Other assets                                                                         5,970,684                  7,245,015
                                                                                   ------------------         ------------------

Total Assets                                                                       $      518,496,447         $      496,379,433
                                                                                   ==================         ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                                                    $       66,223,694         $       64,316,265
           Interest-bearing                                                               356,384,472                345,322,197
                                                                                   ------------------         ------------------

           Total deposits                                                                 422,608,166                409,638,462

       Repurchase agreements                                                               11,230,830                  9,022,190
       Accrued interest and other liabilities                                               5,026,531                  5,104,200
       Long-term debt                                                                      32,000,000                 28,000,000
                                                                                   ------------------         ------------------

       Total liabilities                                                                  470,865,527                451,764,852

Stockholders' Equity
       Capital stock, par value $1.25 per share,  50,000,000 shares  authorized,
          3,023,799 shares issued, 2,992,081 and 3,001,923 shares outstanding at
          June 30, 2001 and
          December 31, 2000, respectively                                                   3,779,749                  3,779,749
       Surplus                                                                              2,073,102                  2,073,102
       Retained earnings                                                                   41,350,595                 39,261,880
       Accumulated other comprehensive income                                               1,348,789                    189,326
                                                                                   ------------------         ------------------
                                                                                           48,552,235                 45,304,057

       Less:  Treasury stock, at cost                                                        (921,315)                  (689,476)
                                                                                   ------------------         ------------------

       Total stockholders' equity                                                          47,630,920                 44,614,581
                                                                                   ------------------         ------------------

Total Liabilities and Stockholders' Equity                                         $      518,496,447         $      496,379,433
                                                                                   ==================         ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME


IBT BANCORP, INC. AND SUBSIDIARY

                                                              Three Months Ended June 30,               Six Months  Ended June 30,
                                                              2001                 2000                2001               2000
                                                       -----------------     ----------------    ---------------    ---------------
                                                                       (unaudited)                          (unaudited)
Interest Income
      Loans, including fees                            $       6,098,737     $      5,549,809    $    12,151,299    $    10,905,192
      Investment securities                                    2,547,678            2,590,769          5,289,235          5,131,232
      Federal funds sold                                         239,447              124,696            316,784            137,834
                                                       -----------------     ----------------    ---------------    ---------------

      Total interest income                                    8,885,862            8,265,274         17,757,318         16,174,258
Interest Expense
      Deposits                                                 3,864,434            3,390,258          7,814,642          6,623,740
      Long-term debt                                             454,656              390,809            878,884            724,214
      Repurchase agreements                                      106,968               84,862            203,217            156,488
                                                       -----------------     ----------------    ---------------    ---------------

      Total interest expense                                   4,426,058            3,865,929          8,896,743          7,504,442
                                                       -----------------     ----------------    ---------------    ---------------
Net Interest Income                                            4,459,804            4,399,345          8,860,575          8,669,816
Provision for Loan Losses                                        100,000               75,000            175,000            150,000
                                                       -----------------     ----------------    ---------------    ---------------
Net Interest Income after Provision
      for Loan Losses                                          4,359,804            4,324,345          8,685,575          8,519,816

Other Income (Losses)
      Service fees                                               456,510              421,958            838,846            796,999
      Investment security gains                                  160,486                   --            236,132                 --
      Investment security losses                                      --             (106,974)            (2,188)          (106,974)
      Other income                                               409,351              427,275            752,986            721,320
                                                       -----------------     ----------------    ---------------    ---------------

      Total other income                                       1,026,347              742,259          1,825,776          1,411,345
Other Expenses
      Salaries                                                 1,134,140            1,079,215          2,101,394          1,988,794
      Pension and other employee benefits                        291,302              283,873            583,814            575,490
      Occupancy expense                                          283,922              257,851            563,019            516,538
      Data processing expense                                    192,041              146,852            355,866            290,763
      ATM expense                                                102,766               97,028            198,909            183,767
      Other expenses                                             772,553              740,626          1,574,518          1,481,480
                                                       -----------------     ----------------    ---------------    ---------------

      Total other expenses                                     2,776,724            2,605,445          5,377,520          5,036,832
                                                       -----------------     ----------------    ---------------    ---------------
Income Before Income Taxes                                     2,609,427            2,461,159          5,133,831          4,894,329
Provision for Income Taxes                                       726,053              804,911          1,485,292          1,586,103
                                                       -----------------     ----------------    ---------------    ---------------
Net Income                                             $       1,883,374     $      1,656,248    $     3,648,539    $     3,308,226
                                                       =================     ================    ===============    ===============

Basic Earnings per Share                               $             0.63    $            0.55   $            1.22  $          1.10
                                                       ==================    =================   =================  ===============

Diluted Earnings per Share                             $             0.63    $            0.55   $            1.22  $          1.10
                                                       ==================    =================   =================  ===============

Dividends per Share                                    $             0.26    $            0.23   $            0.52  $          0.46
                                                       ==================    =================   =================  ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


IBT BANCORP, INC. AND SUBSIDIARY

                                                                                                 Six Months Ended June 30,
                                                                                              2001                    2000
                                                                                      ---------------        ----------------
                                                                                                   (unaudited)
                                                                                      ---------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                      $     3,648,539        $      3,308,226
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                                                        296,910                 275,543
          Net amortization/accretion of
            premiums and discounts                                                             18,283                   4,572
          Net investment security (gains) losses                                             (233,943)                106,974
          Provision for loan losses                                                           175,000                 150,000
          Increase (decrease) in cash due
            to changes in assets and liabilities:
              Other assets                                                                  1,389,665                (713,098)
          Accrued interest and other liabilities                                             (674,924)               (345,528)
                                                                                      ---------------        ----------------
      Net Cash From Operating Activities                                                    4,619,530               2,786,689
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificates of deposit                                                  (1,500,000)               (100,000)
      Proceeds from maturity of certificates
        of deposit                                                                          4,100,000               3,000,000
      Proceeds from sales of securities
        available for sale                                                                  6,322,942               4,912,909
      Proceeds from maturities of securities
        available for sale                                                                 50,946,736               3,604,117
      Purchase of securities available for sale                                           (50,292,040)            (14,001,943)
      Net loans made to customers                                                          (5,086,058)            (16,437,862)
      Purchases of premises and equipment                                                    (157,420)               (182,834)
      Purchase of Federal Home Loan Bank stock                                               (137,500)                     --
                                                                                      ---------------        ----------------
      Net Cash From (Used By) Investing Activities                                          4,196,660             (19,205,613)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                                             12,969,704              13,376,227
      Net increase in securities sold
        under repurchase agreement                                                          2,208,640                 924,811
      Dividends paid                                                                       (1,559,824)             (1,381,133)
      Federal funds purchased                                                                      --              (7,000,000)
      Proceeds from long-term debt                                                          4,000,000               5,000,000
      Purchase of treasury stock                                                             (231,839)               (601,864)
                                                                                      ---------------        ----------------
Net Cash From Financing Activities                                                         17,386,681              10,318,041
                                                                                      ---------------        ----------------
Net Change in Cash and Cash Equivalents                                                    26,202,871              (6,100,883)
Cash and Cash Equivalents at Beginning of Period                                           21,746,395              19,264,567
                                                                                      ---------------        ----------------

Cash and Cash Equivalents at End of Period                                            $    47,949,266        $     13,163,684
                                                                                      ===============        ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


IBT BANCORP, INC. AND SUBSIDIARY

Period Ended June 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 2,996,943 and 2,999,397 for the three and six months ended June 30, 2001, respectively and 3,001,923 and 3,004,760 for the three and six months ended June 30, 2000, respectively.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 2001 and 2000 was $1,516,357 and $1,836,076, respectively and for the six months ended June 30, 2001 and 2000 was $4,808,002 and $3,390,973, respectively.

NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                                            June 30, 2001
                                           ------------------------------------------------------------------------------------
                                                                        Gross                 Gross
                                               Amortized              Unrealized            Unrealized            Market
                                                  Cost                  Gains                 Losses              Value
                                         -----------------       ----------------      ----------------    ------------------
Obligations of
   U.S. Government Agencies              $      60,723,573       $      1,270,305      $        (31,460)   $       61,962,418
Obligations of State and
   political sub-divisions                      24,005,593                635,395               (58,003)           24,582,985
Mortgage-backed securities                      63,389,347                346,049              (235,836)           63,499,560
Other securities                                   586,913                 29,982                    --               616,895
Equity securities                               10,155,627                 98,014               (10,871)           10,242,770
                                         -----------------       ----------------      ----------------    ------------------

                                         $     158,861,053       $      2,379,745      $       (336,170)   $      160,904,628
                                         =================       ================      ================    ==================

                                       -4-

IBT BANCORP, INC. AND SUBSIDIARY

Period Ended June 30, 2000



NOTE E - STOCK OPTION PLAN

In May 2001, 33,000 additional stock options were granted under the 2000 Stock Option Plan at an exercise price of $23.00 per share. As of June 30, 2001, 94,000 stock options have been granted, of which 41,333 are exercisable. 32,333 stock options are exercisable at $24.50 per share and 9,000 are exercisable at $23.00 per share.

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

         During June 2001, a partnership between Irwin Bank & Trust Company and UVEST Financial Services was formed. Through this partnership the Company will provide to its customers access to a full range of brokerage services, including financial analysis, professional money management, stocks, bonds, mutual funds, and annuities.


FINANCIAL CONDITION

         On June 30, 2001, total assets increased $22.1 million, or 4.45%, to $518.5 million from $496.4 million at December 31, 2000. Asset growth mainly resulted from an increase in cash and cash equivalents of $23.6 million to $48.0 million from $24.4 million at December 31, 2000. This increase was predominantly in federal funds sold which rose $26.9 million to $31.0 million from $4.1 million at December 31, 2000. Such increase was primarily the result of proceeds from available for sale securities that were called and will be used in the future to meet loan demand and purchase securities. Net loans increased $4.8 million to $296.7 million from $291.9 million at December 31, 2000. The increase in the loan portfolio was primarily due to growth in the fixed rate one- to four- family residential mortgage loans of $2.6 million. The Company's offering of competitive market interest rates fueled this growth. Such increases were offset by a net decrease of $5.0 million in available for sale securities to $160.9 million from $165.9 million at December 31, 2000 and by a $1.2 million decline in other assets.

         At June 30, 2001, total liabilities increased $19.1 million, or 4.23%, to $470.9 million from $451.8 million at December 31, 2000. This increase was primarily the result of interest-bearing deposits, which rose $11.1 million from $345.3 million at December 31, 2000. The growth was mainly the result of increases in interest bearing checking accounts of $4.9 million, savings accounts of $4.3 million, and money market accounts of $2.4 million. Such increases were offset by a net decrease of $3.0 million in certificate of deposit accounts. These net decreases were primarily due to certificates of deposit of Municipalities, which were not renewed. Total interest bearing deposit growth was attributed to depositors maintaining higher balances and an increase in the number of deposit accounts.

         Non-interest bearing deposits increased $1.9 million to $66.2 million at June 30, 2001 from $64.3 million at December 31, 2000. Such increases reflect additions to non-interest bearing deposits of $13.1 million offset by $11.2 million in investments in repurchase products. The Company offers its corporate customers an investment product fashioned in the form of a repurchase agreement. Under the terms of the agreement, deposits in designated demand accounts of the customer are put into an investment vehicle which is used daily to purchase an interest in designated U.S. Government or Agencies' securities. The Company in turn agrees to repurchase these investments on a daily basis and pay the customer the daily interest earned based on the current market rate. At June 30, 2001, repurchase agreements totalled $11.2 million.


         Long-term borrowings rose $4.0 million from $28.0 million at December 31, 2000. Such borrowings were fixed rate loans from Federal Home Loan Bank used to fund loan demand.

         At June 30, 2001, total stockholders' equity increased $3.0 million to $47.6 million from $44.6 million at December 31, 2000. The increase was due to net income of $3.6 million for the period and an increase of $1.1 million in accumulated other comprehensive income, offset by the purchase of $232,000 of Company stock, and dividends paid of $1.6 million. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on the available for sale securities due to fluctuations in interest rates. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the condensed consolidated financial statements. As previously reported, the Company plans to purchase up to 151,100 shares of the Company's common stock. As of June 30, 2001 the Company repurchased 31,718 shares.


RESULTS OF OPERATIONS

         Net income. Net income for the three months ended June 30, 2001 increased $200,000, or 11.76%, to $1.9 million from $1.7 million for the comparable three month period in 2000. Net income for the six months ended June 30, 2001 increased $300,000 to $3.6 million from $3.3 million for the comparable six month period in 2000. The increases for the three and six months ended June 30, 2001 was the result of higher net interest income and other income offset by increases in other expenses.

         Interest income. Interest income for the three months ended June 30, 2001 increased $600,000 to $8.9 million from $8.3 million for the comparable three month period in 2000. The increase was mainly attributed to an increase in average loans of $29.0 million and average securities available for sale of $15.0 million offset by a 38 basis point decrease in the yield on average interest earning assets to 7.21% for the three months ended June 30, 2001 from 7.59% for the comparable three month period in 2000. Interest income for the six months ended June 30, 2001 increased $1.6 million to $17.8 million from $16.2 million for the comparable six month period in 2000. The increase was primarily attributed to an increase in average loans of $30.0 million and average securities available for sale of $16 million offset by a 21 basis point decrease in the yield on average interest earning assets to 7.33% for the first six months of 2001 from 7.54% for the comparable six month period in 2000. See "Average Balance Sheet and Rate/Volume Analysis"

         Interest expense. Interest expense for the three months ended June 30, 2001 increased $500,000 to $4.4 million from $3.9 million for the comparable three month period in 2000. The increase was primarily attributed to an increase in average certificates of deposit of $32.0 million coupled with a 10 basis point increase in average cost of funds to 4.47% for the three months ended June 30, 2001 from 4.37% for the comparable three month period in 2000. Interest expense for the six months ended June 30, 2001 increased $1.4 million to $8.9 million from $7.5 million for the comparable six month period in 2000. Such increases were primarily the result of an increase in average certificates of deposit of $34.0 million coupled with a 25 basis point increase in average cost of funds to 4.56% for the first six months of 2001 from 4.31% for the comparable six month period in 2000. See "Average Balance Sheet and Rate/Volume Analysis"

Average Balance Sheet

The following table sets forth certain information relating to the company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                                          Three Months Ended June 30,         Three Months Ended June 30,
                                                       ----------------------------------   ---------------------------------
                                                                   2001                                       2000
                                                                   ----                                       ----
                                                        Average                 Average     Average                 Average
                                                        Balance     Interest   Yield/Cost   Balance    Interest    Yield/Cost
                                                        -------     --------   ----------   -------    --------    ----------
                                                                (In Thousands)                      (In Thousands)
Interest-earning assets:
   Loans receivable (1)(7)                             $301,070     $  6,099       8.10%   $271,660    $  5,550       8.17%
   Investment securities available for sale (2)         169,792        2,548       6.00%    155,371       2,591       6.67%
   Other interest-earning assets (5)                     22,346          239       4.29%      8,726         125       5.72%
                                                       --------     --------               --------    --------
     Total interest earning assets                     $493,208     $  8,886       7.21%   $435,757    $  8,266       7.59%
                                                       --------     --------     ------    --------    --------     ------

Non-interest earning assets                              19,096                              21,660
                                                       --------                            --------
     Total assets                                      $512,304                            $457,417
                                                       ========                            ========

Interest-bearing liabilities:
   Money market accounts                                 56,039          464       3.31%     57,296         568       3.97%
   Certificates of Deposit                              202,563        2,936       5.80%    170,983       2,321       5.43%
   Other liabilities                                    137,396        1,026       2.99%    125,229         977       3.12%
                                                       --------     --------               --------    --------
     Total interest-bearing liabilities                $395,998     $  4,426       4.47%   $353,508    $  3,866       4.37%
                                                       --------     --------     ------    --------    --------     ------

Non-interest-bearing liabilities                         68,844                              65,288
                                                       --------                            --------
    Total liabilities                                  $464,842                            $418,796
                                                       --------                            --------
Retained Earnings (6)                                    47,462                              38,621
                                                       --------                            --------
     Total liabilities and stockholders' equity        $512,304                            $457,417
                                                       ========                            ========
Net interest income                                                 $  4,460                           $  4,400
                                                                    ========                           ========
Interest rate spread (3)                                                           2.74%                              3.21%
                                                                                 ======                             ======
Net yield on interest-earning assets (4)                                           3.62%                              4.04%
                                                                                 ======                             ======
Ratio of average interest-earning assets
to average interest-bearing liabilities                                          124.55%                            123.27%
                                                                                 ======                             ======

(1)  Average  balances include  non-accrual  loans, and are net of deferred loan fees.
(2)  Includes interest-bearing deposits in other financial institutions.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest earning assets.
(5)  Consists of federal funds sold.
(6)  Includes capital stock, surplus and accumulated other comprehensive income.
(7) For both periods presented, interest income includes business manager income, which was previously classified as other non-interest income.

Average Balance Sheet

The following table sets forth certain information relating to the company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                                           Six Months Ended June 30,          Six Months Ended June 30,
                                                        ---------------------------------   ----------------------------------
                                                                      2001                               2000
                                                                      ----                               ----
                                                        Average                 Average     Average                 Average
                                                        Balance     Interest   Yield/Cost   Balance    Interest    Yield/Cost
                                                        -------     --------   ----------   -------    --------    ----------
                                                                (In Thousands)                     (In Thousands)
Interest-earning assets:
   Loans receivable (1)(7)                             $299,518     $ 12,151      8.11%    $269,717    $ 10,905        8.09%
   Investment securities available for sale (2)         170,778        5,289      6.19%     154,532       5,131        6.64%
   Other interest-earning assets (5)                     14,148          317      4.48%       4,862         138        5.68%
                                                       --------     --------               --------    --------
     Total interest earning assets                     $484,444     $ 17,757      7.33%    $429,111    $ 16,174        7.54%
                                                       --------     --------    ------     --------    --------      ------

Non-interest earning assets                              18,928                              21,079
                                                       --------                            --------
     Total assets                                      $503,372                            $450,190
                                                       ========                            ========

Interest-bearing liabilities:
   Money market accounts                                 55,168          967      3.50%      56,813       1,111        3.91%
   Certificates of Deposit                              202,607        5,951      5.87%     169,211       4,504        5.32%
   Other liabilities                                    132,320        1,979      2.99%     122,439       1,890        3.09%
                                                       --------      -------               --------     -------
     Total interest-bearing liabilities                $390,095      $ 8,897      4.56%    $348,463     $ 7,505        4.31%
                                                       --------     --------    ------     --------    --------      ------

Non-interest-bearing liabilities                         67,182                              63,316
                                                       --------                            --------
    Total liabilities                                  $457,277                            $411,779
                                                       --------                            --------
Retained Earnings (6)                                    46,095                              38,411
                                                       --------                            --------
     Total liabilities and stockholders' equity        $503,372                            $450,190
                                                       ========                            ========
Net interest income                                                   $8,860                             $8,669
                                                                      ======                             ======
Interest rate spread (3)                                                          2.77%                                3.23%
                                                                                ======                               ======
Net yield on interest-earning assets (4)                                          3.66%                                4.04%
                                                                                ======                               ======
Ratio of average interest-earning
assets to average interest-bearing
liabilities                                                                     124.19%                              123.14%
                                                                                ======                               ======

(1)  Average  balances include  non-accrual  loans, and are net of deferred loan fees.
(2)  Includes interest-bearing deposits in other financial institutions.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest earning assets.
(5)  Consists of federal funds sold.
(6)  Includes capital stock, surplus and accumulated other comprehensive income.
(7) For both periods presented, interest income includes business manager income, which was previously classified as other non-interest income.

Rate / Volume Analysis
     The table below sets forth certain information regarding changes in interest income and interest expenses of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by average volume).

                                                Three Month Period ended June 30, 2001       Six Month Period ended June 30, 2001
                                                --------------------------------------       ------------------------------------
                                                             2001 vs. 2000                              2001 vs. 2000
                                                             -------------                              -------------
                                                          Increase (Decrease)                        Increase (Decrease)
                                                                Due to                                      Due to
                                                                ------
                                                 Volume          Rate            Net          Volume        Rate          Net
                                                 ------          ----            ---          ------        ----          ---
                                                                (In Thousands)                              (In Thousands)
Interest income:
   Loans receivable                                 601          (52)            549           1,205          41        1,246
   Investment securities available for sale         241         (284)            (43)            540        (382)         158
   Other interest earning assets                    194          (80)            114             264         (85)         179
                                                  -----         ----             ---           -----        ----        -----
     Total interest-earning assets                1,036         (416)            620           2,009        (426)       1,583
                                                  =====         ====             ===           =====        ====        =====

Interest expense:
   Money market accounts                            (13)         (91)           (104)            (32)       (112)        (144)
   Certificates of deposit                          429          186             615             889         558        1,447
   Other liabilities                                 95          (46)             49             153         (64)          89
                                                  -----         ----             ---           -----        ----        -----
  Total interest-bearing liabilities                511           49             560           1,010         382        1,392
                                                  =====         ====             ===           =====        ====        =====
Net change in interest income                       525         (465)             60             999        (808)         191
                                                  =====         ====             ===           =====        ====        =====

         Provision for loan losses. For the three and six months ended June 30, 2001 the provision for loan losses was $100,000 and $175,000, respectively, compared to $75,000 and $150,000, respectively, for the three and six month periods ended June 30, 2000. For the three months ended June 30, 2001, non-performing loans increased approximately $341,000 from March 31, 2001. Due to the increase in non-performing loans primarily from mortgage loans secured by real estate for the current period, the loan loss provision for the three months ended June 30, 2001 was increased $25,000.

The evaluation for determining the provision includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such time. The Company continues to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as economic conditions dictate. Management continues to offer a wider variety of loan products coupled with the continued success of changing the mix of the products offered in the loan portfolio from lower yielding loans (i.e., one- to four-family loans) to higher yielding loans (i.e., equity loans, multi-family (five or more units) buildings, and commercial (nonresidential mortgages). Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio.

         Other income. Total other income for the three months ended June 30, 2001 increased $300,000 to $1.0 million from $700,000 for the comparable three month period in 2000. Total other income for the six months ended June 30, 2001 increased $400,000 to $1.8 million from $1.4 million for the comparable period in 2000. The increase in other income for the three and six months ended June 30, 2001 is mostly due to $160,000 and $236,000, respectively, of available for sale securities gains recognized as a result of securities originally purchased at a discount, which were called by the issuing agencies prior to their maturity date. Other income for the three month period ended June 30, 2001 decreased $18,000 mainly due to a $115,000 gain realized during the three month period ended June 30, 2000 from the sale of the credit card portfolio. Other income for the six month period ended June 30, 2001 increased $32,000 primarily due to fees generated from customer usage of the debit card.

         Other expense. Total other expense for the three and six month period ended June 30, 2001 increased $200,000 and $400,000, respectively to $2.8 million and $5.4 million from $2.6 million and $5.0 million, respectively for the comparable three and six month period in 2000. The increase is primarily due to increased employment, occupancy, data processing, and other expenses. Salary, pension, and other employee benefit costs increased $60,000 and $110,000 for the three and six months ended June 30, 2001, respectively, to $1.42 million and $2.68 million, respectively, from $1.36 million and $2.57 million, respectively for the comparable three and six month periods in 2000. Such increases were the result of normal merit increases and increased staff. Occupancy expense for the three and six months ended June 30, 2001 increased $26,000, and $46,000, respectively, to $284,000 and $563,000 from $258,000 and $517,000, respectively, for the comparable three and six month periods in 2000. This increase is primarily attributable to the opening of a new supermarket branch office in Penn Township, Westmoreland County in June of 2000, of which the majority of such costs were not included in the prior year period. An increase in data processing fees of $45,000 and $65,000 for the three and six months ended June 30, 2001, respectively, to $192,000 and $356,000 from $147,000 and $291,000, respectively, for the comparable three and six month periods in 2000, is primarily the result of increased fees from the Company's third party processor. Other expenses for the three and six month periods ended June 30, 2001 increased $32,000 and $100,000, respectively, to $773,000 and $1.6 million from $741,000 and $1.5 million for the comparable periods in 2000. Such increases were related to the cost of doing business.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the six months ended June 30, 2001 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2000.

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

Item 2.           Changes in Securities and Use of Proceeds

                  None.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submissions of Matter to Vote of Security Holders

                  Disclosed in March 31, 2001 Form 10-Q.

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


                                     IBT BANCORP, INC.


Date:    August 14, 2001             By:/s/Charles g. Urtin
                                        ----------------------------------------
                                        Charles G. Urtin
                                        President, Chief Executive Officer
                                            And Chief Accounting Officer
                                        (Duly authorized officer)