Form 10-Q
period 2001-09-30
IBT BANCORP INC
filed 2001-11-09
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001
                                    ------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to            .
                                    -----------    -----------

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

Number of shares of Common Stock outstanding as of November 01, 2001: 2,985,695
                                                                      ---------

                                IBT BANCORP, INC.

                                    Contents
                                    --------

                                                                                                              Pages
PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements..............................................................................

                Consolidated statements of financial condition at September 30, 2001
                (unaudited) and December 31, 2000..............................................................   1

                Consolidated statements of operations (unaudited) for the three months ended September 30, 2001 and 2000 ..............................................................  2

                Consolidated statements of cash flows (unaudited) for the three months ended September 30, 2001 and 2000...............................................................  3

                Notes to financial statements...................................................................  4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................  6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................  13

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings..............................................................................  14

     Item 2.    Changes in Securities and Use of Records.......................................................  14

     Item 3.    Defaults upon Senior Securities................................................................  14

     Item 4.    Submission of Matters to a Vote of Security-Holders............................................  14

     Item 5.    Other Information..............................................................................  14

     Item 6.    Exhibits and Reports on Form 8-K...............................................................  14

Signatures.....................................................................................................  15


CONSOLIDATED BALANCE SHEETS


IBT BANCORP, INC. AND SUBSIDIARY

                                                           September 30, 2001 December 31, 2000
                                                           ------------------ -----------------
                                                                (unaudited)      (unaudited)
                                                           ------------------ -----------------
ASSETS
       Cash and due from banks                               $  11,862,650    $  12,877,327
       Interest-bearing deposits in banks                       12,966,909        4,740,068
       Federal funds sold                                        6,656,000        4,129,000
       Certificates of deposit                                   1,206,400        2,700,000
       Securities available for sale                           179,263,998      165,909,886
       Federal Home Loan Bank stock, at cost                     2,101,800        1,964,300
       Loans, net                                              304,951,337      291,914,060
       Premises and equipment, net                               4,675,254        4,899,777
       Other assets                                              5,951,113        7,245,015
                                                             -------------    -------------

Total Assets                                                 $ 529,635,461    $ 496,379,433
                                                             =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                              $  65,253,513    $  64,316,265
           Interest-bearing                                    363,603,571      345,322,197
                                                             -------------    -------------

           Total deposits                                      428,857,084      409,638,462

       Repurchase agreements                                    10,542,555        9,022,190
       Accrued interest and other liabilities                    5,351,632        5,104,200
       Long-term debt                                           35,000,000       28,000,000
                                                             -------------    -------------

       Total liabilities                                       479,751,271      451,764,852

Stockholders' Equity
       Capital stock, par value $1.25 per share,
          50,000,000 shares  authorized,
          3,023,799 shares issued, 2,985,695 and 3,001,923
          shares outstanding at September 30, 2001 and
          December 31, 2000, respectively                        3,779,749        3,779,749
       Surplus                                                   2,073,102        2,073,102
       Retained earnings                                        42,557,805       39,261,880
       Accumulated other comprehensive income                    2,558,287          189,326
                                                             -------------    -------------
                                                                50,968,943       45,304,057

       Less:  Treasury stock, at cost                           (1,084,753)        (689,476)
                                                             -------------    -------------

       Total stockholders' equity                               49,884,190       44,614,581
                                                             -------------    -------------

Total Liabilities and Stockholders' Equity                   $ 529,635,461    $ 496,379,433
                                                             =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

IBT BANCORP, INC. AND SUBSIDIARY

                                                    Three Months                  Nine Months
                                                Ended September 30,           Ended September 30,
                                            ---------------------------   ----------------------------
                                                2001           2000           2001            2000
                                            ------------   ------------   ------------    ------------
                                                     (unaudited)                  (unaudited)
                                            ------------   ------------   ------------    ------------
Interest Income
      Loans, including fees                 $  6,090,559   $  5,890,379   $ 18,241,857    $ 16,795,571
      Investment securities                    2,615,809      2,642,988      7,905,044       7,774,220
      Federal funds sold                         157,796         94,783        474,580         232,617
                                            ------------   ------------   ------------    ------------
      Total interest income                    8,864,164      8,628,150     26,621,481      24,802,408

Interest Expense
      Deposits                                 3,667,390      3,823,228     11,482,032      10,446,969
      Long-term debt                             470,547        402,284      1,349,431       1,126,498
      Repurchase agreements                       99,697         92,694        302,914         249,181
                                            ------------   ------------   ------------    ------------
      Total interest expense                   4,237,634      4,318,206     13,134,377      11,822,648
                                            ------------   ------------   ------------    ------------
Net Interest Income                            4,626,530      4,309,944     13,487,104      12,979,760
Provision for Loan Losses                         90,000         75,000        265,000         225,000
                                            ------------   ------------   ------------    ------------
Net Interest Income after Provision
      for Loan Losses                          4,536,530      4,234,944     13,222,104      12,754,760

Other Income (Losses)
      Service fees                               428,143        431,788      1,266,989       1,228,787
      Investment security gains                  155,207              -        391,338               -
      Investment security losses                       -              -         (2,188)       (106,974)
      Other income                               458,415        332,779      1,211,402       1,054,100
                                            ------------   ------------   ------------    ------------
      Total other income                       1,041,765        764,567      2,867,541       2,175,913

Other Expenses
      Salaries                                 1,025,592        961,235      3,126,987       2,950,028
      Pension and other employee benefits        287,141        274,982        870,955         850,472
      Occupancy expense                          289,717        266,758        852,736         783,297
      Data processing expense                    188,001        148,500        543,866         439,263
      ATM expense                                 97,906        100,609        296,816         284,376
      Other expenses                             897,472        776,967      2,471,989       2,258,447
                                            ------------   ------------   ------------    ------------
      Total other expenses                     2,785,829      2,529,051      8,163,349       7,565,883
                                            ------------   ------------   ------------    ------------
Income Before Income Taxes                     2,792,466      2,470,460      7,926,296       7,364,790
Provision for Income Taxes                       808,084        740,248      2,293,375       2,326,352
                                            ------------   ------------   ------------    ------------
Net Income                                  $  1,984,382   $  1,730,212   $  5,632,921    $  5,038,438
                                            ============   ============   ============    ============
Basic Earnings per Share                    $       0.66   $       0.58   $       1.88    $       1.68
                                            ============   ============   ============    ============
Diluted Earnings per Share                  $       0.66   $       0.58   $       1.88    $       1.68
                                            ============   ============   ============    ============
Dividends per Share                         $       0.26   $       0.23   $       0.78    $       0.69
                                            ============   ============   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

IBT BANCORP, INC. AND SUBSIDIARY

                                                             Nine Months
                                                         Ended September 30,
                                                    ----------------------------
                                                         2001            2000
                                                    -------------   ------------
                                                           (unaudited)
                                                    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                    $  5,632,921    $  5,038,438
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                   445,365         414,743
          Net amortization/accretion of
            premiums and discounts                        45,764           3,974
          Net investment security (gains) losses        (389,150)        106,974
          Provision for loan losses                      265,000         225,000
          Increase (decrease) in cash due
            to changes in assets and liabilities:
              Other assets                             1,420,690        (620,258)
          Accrued interest and other liabilities        (972,895)        517,407
                                                    ------------    ------------
      Net Cash From Operating Activities               6,447,695       5,686,278

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificates of deposit             (2,606,400)       (100,000)
      Proceeds from maturity of certificates
        of deposit                                     4,100,000       3,000,000
      Proceeds from sales of securities
        available for sale                             7,117,010       5,285,333
      Proceeds from maturities of securities
        available for sale                            69,206,086       6,105,573
      Purchase of securities available for sale      (85,744,534)    (21,905,952)
      Net loans made to customers                    (13,429,065)    (28,098,163)
      Purchases of premises and equipment               (220,842)       (339,454)
      Purchase of Federal Home Loan Bank stock          (137,500)              -
                                                    ------------    ------------
      Net Cash Used By Investing Activities          (21,715,245)    (36,052,663)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                        19,218,623      37,727,022
      Net increase in securities sold
        under repurchase agreement                     1,520,365       2,610,130
      Dividends paid                                  (2,336,996)     (2,071,575)
      Federal funds purchased                                  -      (7,000,000)
      Proceeds from long-term debt                     9,000,000       7,000,000
      Repayment of long-term debt                     (2,000,000)              -
      Purchase of treasury stock                        (395,278)       (601,864)
                                                    ------------    ------------
Net Cash From Financing Activities                    25,006,714      37,663,713
                                                    ------------    ------------
Net Change in Cash and Cash Equivalents                9,739,164       7,297,328
Cash and Cash Equivalents at Beginning of Period      21,746,395      19,264,567
                                                    ------------    ------------
Cash and Cash Equivalents at End of Period          $ 31,485,559    $ 26,561,895
                                                    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


IBT BANCORP, INC. AND SUBSIDIARY

Period Ended September 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 2,990,469 and 2,996,389 for the three and nine months ended September 30, 2001, respectively and 3,001,923 and 3,003,807 for the three and nine months ended September 30, 2000, respectively.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2001 and 2000 was $3,193,880 and $2,760,938, respectively and for the nine months ended September 30, 2001 and 2000 was $8,001,882 and $6,151,911, respectively.

NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                     September 30, 2001
                              ---------------------------------------------------------------
                                                   Gross           Gross
                                 Amortized       Unrealized      Unrealized         Market
                                   Cost            Gains           Losses           Value
                              -------------   -------------    -------------    -------------
Obligations of
   U.S. Government Agencies   $  70,139,577   $   1,719,529    $           -    $  71,859,106
Obligations of State and
   political sub-divisions       31,234,733       1,121,244          (18,292)      32,337,685
Mortgage-backed securities       63,078,086         999,057          (32,545)      64,044,598
Other securities                    699,650          44,601                -          744,251
Equity securities                10,235,806          54,466          (11,914)      10,278,358
                              -------------   -------------    -------------    -------------

                              $ 175,387,852   $   3,938,897    $     (62,751)   $ 179,263,998
                              =============   =============    =============    =============

IBT BANCORP, INC. AND SUBSIDIARY

Period Ended September 30, 2001



NOTE E - STOCK OPTION PLAN

In May 2001, 33,000 additional stock options were granted under the 2000 Stock Option Plan at an exercise price of $23.00 per share. As of September 30, 2001, 94,000 stock options have been granted, of which 41,333 are exercisable. 32,333 stock options are exercisable at $24.50 per share and 9,000 are exercisable at $23.00 per share.

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


FINANCIAL CONDITION

         On September 30, 2001, total assets increased $33.2 million, or 6.7%, to $529.6 million from $496.4 million at December 31, 2000. Asset growth resulted from increases in securities available for sale of $13.4 million to $179.3 million from $165.9 million, net loans of $13.1 million to $305.0 million from $291.9 million and cash and cash equivalents of $9.8 million to $31.5 million from $21.7 million at December 31, 2000. The increase in securities available for sale reflected $85.7 million of purchases, $2.9 million of unrealized gains, offset by $76.3 million in proceeds from sales and maturities of such securities. The increase in cash and cash equivalents was predominantly in interest-bearing deposits in banks which rose $8.3 million to $13.0 million from $4.7 million at December 31, 2000. Such increase was primarily the result of certificates of deposit, maturing in less than thirty days, which the Company purchased to offset certain time deposits with similar maturities. The increase in the loan portfolio was primarily due to growth in real estate secured commercial loans of $6.0 million and fixed rate one- to four- family residential mortgage loans of $3.8 million. The Company's offering of competitive market interest rates continues to fuel this growth.

         At September 30, 2001, total liabilities increased $28.0 million, or 6.2%, to $479.8 million from $451.8 million at December 31, 2000. This increase was primarily the result of interest-bearing deposits, which rose $18.3 million to $363.6 million from $345.3 million at December 31, 2000. The growth was mainly the result of increases in interest bearing checking accounts of $7.6 million, certificate of deposit accounts of $6.5 million, and savings accounts of $3.8 million. Total interest bearing deposit growth was attributed to depositors maintaining higher balances and an increase in the number of deposit accounts.

         Non-interest bearing deposits increased $1.0 million to $65.3 million at September 30, 2001 from $64.3 million at December 31, 2000. Such increases reflect additions to non-interest bearing deposits of $11.5 million offset by $10.5 million in investments in repurchase products. The Company offers its corporate customers an investment product fashioned in the form of a repurchase agreement. Under the terms of the agreement, deposits in designated demand accounts of the customer are put into an investment vehicle which is used daily to purchase an interest in designated U.S. Government or Agencies' securities. The Company in turn agrees to repurchase these investments on a daily basis and pay the customer the daily interest earned based on the current market rate. At September 30, 2001, repurchase agreements totaled $10.5 million.


         Long-term debt rose $7.0 million to $35.0 million at September 31, 2001 from $28.0 million at December 31, 2000. Such borrowings consisted of fixed rate loans from the Federal Home Loan Bank that were used to fund loan demand.

         At September 30, 2001, total stockholders' equity increased $5.3 million to $49.9 million from $44.6 million at December 31, 2000. The increase was due to net income of $5.6 million for the period and an increase of $2.4 million in accumulated other comprehensive income (net of income taxes), offset by the purchase of $396,000 of Company stock, and dividends paid of $2.3 million. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on the available for sale securities due to fluctuations in interest rates. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the condensed consolidated financial statements. As previously reported, the Company plans to purchase up to 151,100 shares of the Company's common stock. As of September 30, 2001 the Company repurchased 38,104 shares.


RESULTS OF OPERATIONS

         Net income. Net income for the three months ended September 30, 2001 increased $254,000, or 14.7%, to $2.0 million from $1.7 million for the comparable three month period in 2000. Net income for the nine months ended September 30, 2001 increased $595,000 to $5.6 million from $5.0 million for the comparable nine month period in 2000. The increases for the three and nine months ended September 30, 2001 was the result of higher net interest income and other income offset by increases in other expenses.

         Interest income. Interest income for the three months ended September 30, 2001 increased $236,000 to $8.9 million from $8.6 million for the comparable three month period in 2000. The increase was mainly attributed to an increase in average loans of $20.0 million and average securities available for sale of $24.9 million offset by a 66 basis point decrease in the yield on average interest earning assets to 7.02% for the three months ended September 30, 2001 from 7.68% for the comparable three month period in 2000. Interest income for the nine months ended September 30, 2001 increased $1.8 million to $26.6 million from $24.8 million for the comparable nine month period in 2000. The increase was primarily attributed to an increase in average loans of $26.5 million and average securities available for sale of $19.2 million offset by a 37 basis point decrease in the yield on average interest earning assets to 7.22% for the first nine months of 2001 from 7.59% for the comparable nine month period in 2000. See "Average Balance Sheet and Rate/Volume Analysis"

         Interest expense. Interest expense for the three months ended September 30, 2001 decreased $80,000 to $4.2 million from $4.3 million for the comparable three month period in 2000. The change was primarily attributed to a 51 basis point decrease in average cost of funds to 4.18% for the three months ended September 30, 2001 from 4.69% for the comparable three month period in 2000 offset by a $21.2 million increase in certificates of deposit and a $17.6 million increase in other interest-bearing liabilities. Interest expense for the nine months ended September 30, 2001 increased $1.3 million to $13.1 million from $11.8 million for the comparable nine month period in 2000. Such increases were primarily the result of an increase in average certificates of deposit of $29.3 million and average other interest-bearing deposits of $12.4 million. Average cost of funds for the nine months ended September 30, 2001 remained relatively constant as compared to the nine month period in 2000. See "Average Balance Sheet and Rate/Volume Analysis"

         Average Balance Sheet

The following table sets forth certain information relating to the company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                                   Three Months Ended September 30,    Three Months Ended September 30,
                                                  ---------------------------------- ----------------------------------
                                                                 2001                             2000
                                                  ---------------------------------- ----------------------------------
                                                    Average                Average     Average               Average
                                                    Balance    Interest   Yield/Cost   Balance   Interest   Yield/Cost
                                                    -------    --------   ----------   -------   --------   ----------
                                                            (In Thousands)                    (In Thousands)
Interest-earning assets:
   Loans receivable (1) (7)                       $ 305,154    $  6,090     7.98%    $ 285,204   $  5,890      8.26%
   Investment securities available for sale (2)     183,299       2,616     5.71%      158,402      2,643      6.67%
   Other interest-earning assets (5)                 16,960         158     3.72%        5,802         95      6.53%
                                                  ---------    --------              ---------   --------
     Total interest earning assets                $ 505,413    $  8,864     7.02%    $ 449,408   $  8,628      7.68%
                                                  =========    ========              =========   ========
Non-interest earning assets                          18,504                             22,889
                                                  ---------                          ---------
     Total assets                                 $ 523,917                          $ 472,297
                                                  =========                          =========
Interest-bearing liabilities:
   Money market accounts                             55,045         408     2.96%       56,134        587      4.18%
   Certificates of Deposit                          207,625       2,824     5.44%      186,430      2,732      5.86%
   Other liabilities                                143,047       1,005     2.81%      125,459        999      3.19%
                                                  ---------    --------              ---------   --------
     Total interest-bearing liabilities           $ 405,717    $  4,237     4.18%    $ 368,023   $  4,318      4.69%


Non-interest-bearing liabilities                     69,926                             64,501
                                                  ---------                          ---------
    Total liabilities                             $ 475,643                          $ 432,524
                                                  =========                          =========

Retained Earnings (6)                                48,274                             39,773
                                                  ---------                          ---------
     Total liabilities and stockholders' equity   $ 523,917                          $ 472,297
                                                  =========                          =========
Net interest income                                            $  4,627                          $  4,310
                                                              =========                          ========
Interest rate spread (3)                                                    2.84%                              2.99%
                                                                          ======                             ======
Net yield on interest-earning assets (4)                                    3.66%                              3.84%
                                                                          ======                             ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                             124.57%                            122.11%
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

                                                   Nine Months Ended September 30,    Nine Months Ended September 30,
                                                  ---------------------------------- ----------------------------------
                                                                 2001                             2000
                                                  ---------------------------------- ----------------------------------
                                                    Average                Average     Average               Average
                                                    Balance    Interest   Yield/Cost   Balance   Interest   Yield/Cost
                                                    -------    --------   ----------   -------   --------   ----------
                                                            (In Thousands)                    (In Thousands)
Interest-earning assets:
   Loans receivable    (1) (7)                    $ 301,360   $  18,242      8.07%   $ 274,821    $ 16,796     8.15%
   Investment securities available for sale (2)     174,883       7,905      6.03%     155,638       7,774     6.66%
   Other interest-earning assets (5)                 15,114         474      4.18%       5,164         233     6.01%
                                                  ---------   ---------              ---------    --------
     Total interest earning assets                $ 491,357   $  26,621      7.22%   $ 435,623    $ 24,803     7.59%
                                                  =========   =========              =========    ========

Non-interest earning assets                          18,986                             21,979
                                                  ---------                          ---------
     Total assets                                 $ 510,343                          $ 457,602
                                                  =========                          =========
Interest-bearing liabilities:
   Money market accounts                             55,132       1,374      3.32%      56,589       1,698     4.00%
   Certificates of Deposit                          204,288       8,775      5.73%     174,966       7,235     5.51%
   Other liabilities                                135,927       2,985      2.93%     123,450       2,890     3.12%
                                                  ---------    --------              ---------    --------
     Total interest-bearing liabilities           $ 395,347    $ 13,134      4.43%   $ 355,005    $ 11,823     4.44%

Non-interest-bearing liabilities                     68,063                             63,627
                                                  ---------                          ---------
    Total liabilities                             $ 463,410                          $ 418,632
                                                  =========                          =========

Retained Earnings (6)                                46,933                             38,970
                                                  ---------                          ---------
     Total liabilities and stockholders' equity   $ 510,343                          $ 457,602
                                                  =========                          =========

Net interest income                                            $ 13,487                           $ 12,980
                                                               ========                           ========
Interest rate spread (3)                                                     2.79%                             3.15%
                                                                           ======                            ======
Net yield on interest-earning assets (4)                                     3.66%                             3.97%
                                                                           ======                            ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                              124.29%                           122.71%
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

Rate / Volume Analysis

       The table below sets forth certain information regarding changes in interest income and interest expenses of the Company for the periods iiindicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) cchanges in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by average volume).

                                                   Three Month Period           Nine Month Period
                                                ended September 30, 2001     ended September 30, 2001
                                              ---------------------------  ---------------------------
                                                      2001 vs. 2000               2001 vs. 2000
                                              ---------------------------  ---------------------------
                                                  Increase (Decrease)          Increase (Decrease)
                                                         Due to                      Due to
                                              ---------------------------  ---------------------------
                                               Volume     Rate       Net    Volume      Rate      Net
                                               ------     ----       ---    ------      ----     ---
                                                     (In Thousands)               (In Thousands)
Interest income:
   Loans receivable                              412      (212)      200     1,622      (176)    1,446
   Investment securities available for sale      416      (443)      (27)      961      (830)      131
   Other interest earning assets                 182      (119)       63       447      (206)      241
                                               -----      ----       ---     -----    ------     -----
     Total interest-earning assets             1,010      (774)      236     3,030    (1,212)    1,818
                                               =====      ====       ===     =====    ======     =====

Interest expense:
   Money market accounts                         (11)     (168)     (179)      (44)     (280)     (324)
   Certificates of deposit                       310      (218)       92     1,212       328     1,540
   Other liabilities                             140      (134)        6       292      (197)       95
                                               -----      ----       ---     -----    ------     -----
     Total interest-bearing liabilities          439      (520)      (81)    1,460      (149)    1,311
                                               -----      ----       ---     -----    ------     -----
Net change in interest income                    571      (254)      317     1,570    (1,063)      507
                                               =====      ====       ===     =====    ======     =====


         Provision for loan losses. For the three and nine months ended September 30, 2001 the provision for loan losses was $90,000 and $265,000, respectively, compared to $75,000 and $225,000, respectively, for the three and nine month periods ended September 30, 2000. For the nine months ended September 30, 2001, non-performing loans increased approximately $441,000 from December 31, 2000. Due to the increase in non-performing loans primarily from loans secured by real estate, the loan loss provision for the three and nine months ended September 30, 2001 was increased .

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

         Other income. Total other income for the three months ended September 30, 2001 increased $277,000 to $1.0 million from $765,000 for the comparable three month period in 2000. Total other income for the nine months ended September 30, 2001 increased $700,000 to $2.9 million from $2.2 million for the comparable period in 2000. The increase in other income for the three and nine months ended September 30, 2001 is mostly due to $74,000 and $308,000, respectively, of available for sale securities gains recognized as a result of securities originally purchased at a discount, which were called by the issuing agencies prior to their maturity date. Additionally, for the three months ended September 30, 2001, the Company recognized an $81,000 gain from an equity investment it holds as an available for sale security. Such gain reflected the new basis in the shares that the Company received due to the acquisition of the underlying investment in a stock for stock exchange. Other income for the three and nine month period ended September 30, 2001 increased $125,000 and $157,000, respectively mainly due to fees generated from customer usage of the debit card, gains realized from the sale of mortgage loans, and income from the sale title insurance through TA of Irwin offset by a $115,000 gain realized during the three month period ended June 30, 2000 from the sale of the credit card portfolio.

         Other expense. Total other expense for the three and nine month period ended September 30, 2001 increased $257,000 and $597,000, respectively to $2.8 million and $8.2 million from $2.5 million and $7.6 million, respectively for the comparable three and nine month period in 2000. The increase is primarily due to increased employment, occupancy, data processing, and other expenses. Salary, pension, and other employee benefit costs increased $77,000 and $198,000 for the three and nine months ended September 30, 2001, respectively, to $1.3 million and $4.0 million, respectively, from $1.2 million and $3.8 million, respectively for the comparable three and nine month periods in 2000. Such increases were the result of normal merit increases and increased staff. Occupancy expense for the three and nine months ended September 30, 2001 increased $23,000, and $70,000, respectively, to $290,000 and $853,000 from $267,000 and $783,000, respectively, for the comparable three and nine month periods in 2000 Such an increase for the three month period was due mainly to increased depreciation and insurance costs. In addition, for the nine month period the increase was attributable to the opening of a new supermarket branch office in Penn Township, Westmoreland County in June of 2000, of which the majority of such costs were not included in the prior year period. An increase in data processing fees of $39,000 and $105,000 for the three and nine months ended September 30, 2001, respectively, to $188,000 and $544,000 from $149,000 and $439,000, respectively, for the comparable three and nine month periods in 2000, is primarily the result of increased fees from the Company's third party processor. Other expenses for the three and nine month periods ended September 30, 2001 increased $121,000 and $214,000, respectively, to $898,000 and $2.4 million from $777,000 and $2.2 million for the comparable periods in 2000. Such increases were related to the cost of doing business.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the nine months ended September 30, 2001 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2000.

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

                  Not applicable.

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


                                          IBT BANCORP, INC.


Date:    November  09 , 2001              By: /s/Charles G. Urtin
                                              ----------------------------------
                                              Charles G. Urtin
                                              President, Chief Executive Officer
                                              And Chief Accounting Officer
                                              (Duly authorized officer)