Form 10-K405
period 2001-12-31
IBT BANCORP INC
filed 2002-03-15
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2001

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________  to __________________

Commission File Number: 0-25903

                                IBT BANCORP, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                    25-1532164
---------------------------------------------           ------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
 or organization)                                         Identification No.)

309 Main Street, Irwin, Pennsylvania                           15642
----------------------------------------                ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (724) 863-3100
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Based on the closing sales price of $29.15 per share of the registrant's common stock on March 1, 2002, as reported on the OTC Bulletin Board, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $77.4 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1.   Portions of 2001 Annual Report to Stockholders (Parts II and IV)
     2.   Portions  of  Proxy   Statement   for  the  2002  Annual   Meeting  of
          Stockholders. (Part III)

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

Item 1.  Business
-------  --------

General

         IBT Bancorp, Inc. is a Pennsylvania corporation headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking services through its wholly owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company").

         Irwin Bank & Trust Co. (the "Bank") was incorporated in 1922 under the laws of Pennsylvania as a commercial bank under the name "Irwin Savings and Trust Company." The Bank engages in a full service mortgage, commercial and consumer banking business, as well as trust and a variety of deposit services provided to its customers. At December 31, 2001, the Bank operated through its main office, five branch offices, a loan center, and a trust office as well as through five supermarket branches under the name "Irwin Bank Extra." The Bank's main office, full service branch offices, loan center, trust office and supermarket branches are located in the Pennsylvania counties of Westmoreland and Allegheny. The Bank's web site is "www.irwinbank.com."

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

                                                                             At December 31,
                                ----------------------------------------------------------------------------------------------------
                                        2001                 2000                 1999               1998                1997
                                  -----------------    -----------------    ----------------  ------------------   -----------------
                                      $         %          $         %          $        %        $          %        $         %
                                  --------   ------    --------   ------    --------  ------  --------    ------   --------   ------
                                                                          (Dollars in Thousands)

Type of Loans:
-------------
  Mortgage......................  $173,214    54.55%   $152,753    51.95    $130,348   49.56  $123,494     51.31   $107,240   48.97
  Installment...................    64,053    20.17      65,327    22.22      61,983   23.57    52,418     21.78     45,321   20.69
  Commercial....................    55,185    17.38      52,676    17.92      47,294   17.98    45,232     18.79     42,003   19.18
  Home equity lines of credit...    11,001     3.47      10,067     3.42       8,886    3.38     8,588      3.57      8,860    4.05
  PHEAA (1).....................     6,950     2.19       6,632     2.26       6,166    2.34     5,043      2.10      4,604    2.10
  Municipal.....................     5,369     1.69       5,945     2.02       6,347    2.41     3,616      1.50      7,870    3.59
  Credit cards..................        32      .01          --       --       1,780     .68     1,808       .75      2,022     .93
  Other.........................     1,715      .54         611      .21         210     .08       477       .20      1,081     .49
                                  --------   ------    --------   ------    --------- ------  --------    ------   --------  ------
Total loans.....................   317,519   100.00%    294,011   100.00%    263,014  100.00%  240,676    100.00%   219,001  100.00%
                                             ======               ======              ======              ======             ======
Less:
  Unearned discount.............        --                   --                   --                --                   --
  Deferred loan origination
    fees and costs..............       273                  178                  146               144                  174
  Allowance for loan losses.....     2,114                1,919                2,366             2,228                2,340
                                  --------             --------             --------          --------             --------
Total loans, net................  $315,132             $291,914             $260,502          $238,304             $216,487
                                  ========             ========             ========          ========             ========

--------------------
(1)  Pennsylvania Higher Education Assistance Authority.

         Loan Maturity Table. The following table sets forth maturities and interest rate sensitivity for all categories of loans as of December 31, 2001. Scheduled repayments are reported in the maturity category in which payment is due.

                                     Home
                                     equity                                                 Credit
                                     lines of                          PHEAA                Cards
                           Mortgage  credit(2) Installment Commercial   (1)     Municipal    (2)       Other    Total
                           -------- ---------- ----------- ---------- --------  ---------   ----    ---------  --------
                                                        (In Thousands)
1 year or less............ $ 10,447  $11,001     $10,503     $ 9,662    $   --   $5,369    $    32    $1,715   $ 48,729
                           --------   ------      ------     -------    ------   ------     ------    ------   --------

After 1 year:
  1 to 5 years............   34,439       --      29,167      12,571     6,950       --         --        --     83,127
  After 5 years...........  128,328       --      24,383      32,952        --       --         --        --    185,663
                           --------  -------     -------     -------    ------   ------    -------    ------   --------
Total due after one year..  162,767       --      53,550      45,523     6,950       --         --        --    268,790
                           --------  -------     -------     -------    ------   ------    -------    ------   --------
Total amount due.......... $173,214  $11,001     $64,053     $55,185    $6,950   $5,369    $    32    $1,715   $317,519
                           ========  =======     =======     =======    ======   ======    =======    ======   ========

----------------------
(1) PHEAA loans are sold when repayment begins; assumption is that all PHEAA loans will mature in 1 to 5 years.
(2) Home equity credit lines and credit card loans have no stated maturities; therefor they are classified as due in one year or less.


         The following table sets forth, as of December 31, 2001, the dollar amount of all loans due after December 31, 2002, based upon fixed rates of interest or floating or adjustable interest rates.


                                                      Floating or
                                    Fixed Rates     Adjustable Rates      Total
                                    -----------     ----------------      -----
                                                     (In Thousands)

Mortgage(1) .................         $155,319         $  7,448         $162,767
Installment .................           52,174            1,376           53,550
Commercial ..................           28,061           17,462           45,523
PHEAA .......................               --            6,950            6,950
                                      --------         --------         --------
     Total ..................         $235,554         $ 33,236         $268,790
                                      ========         ========         ========


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

         The Registrant had approximately $81.2 million of one- to four-family residential mortgage loans in its mortgage loan portfolio at December 31, 2001. The Registrant generally originates one- to four-family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Registrant will originate residential mortgage loans in an amount up to 95% of the appraised value of a mortgaged property, however, mortgage insurance for the borrower is required. The Registrant offers residential fixed rate loans and adjustable rate loans with amortization periods ranging from 15 to 30 years. Interest rates for adjustable rate loans for residences adjust every 12 months based upon the weekly average yield on the one year U.S. Treasury securities, plus a margin of
2.75 percentage points. These adjustable rate loans have an interest rate cap of 2% per year and 6% over the life of the loan, and are originated for retention in the portfolio.

         Fixed rate loans are underwritten in accordance with Federal National Mortgage Association ("FannieMae") guidelines. Currently, loans underwritten in accordance with FannieMae guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Registrant generally charges a higher interest rate if loans are not saleable under FannieMae guidelines. At December 31, 2001, $98.6 million of the Registrant's mortgage portfolio consisted of long-term fixed rate mortgage loans of which $1.4 million were classified as held for sale. The Registrant does not service any loans that are sold and the Registrant is generally not liable for these loans (i.e., "nonrecourse loans").

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

         The Registrant's commercial real estate mortgage loans are long-term loans secured primarily by multi-family dwelling units. Essentially all originated commercial real estate loans are within its market area. Commercial real estate loans are originated at both fixed rate and adjustable rates of interest. Fixed rate loans are primarily callable loans having terms of up to 15 years, with principal and interest payments calculated using up to a 20 year amortization period. Callable loans reprice every three, five or ten years based upon the interest rate on similar loans at the time of repricing. At these specific time periods, the Registrant has the right but not the obligation to either accelerate the loan balance or adjust the interest rate of these loans.

         Adjustable rate commercial mortgage loans have interest rates set at the six month U.S. treasury bill rate, plus a margin of up to 3.75%. Adjustable rate commercial mortgage loans have terms of up to 20 years and generally have no maximum interest rate.

         As of December 31, 2001, the Registrant's commercial real estate loans totaled $70.2 million of the mortgage portfolio. Typically, commercial real estate loans are originated in amounts up to 75% of the appraised value of the mortgaged property.

         The Registrant also originates loans to finance the construction of one-to four-family dwellings. Generally, the Registrant only makes interim construction loans to individuals if it also makes the long-term one-to four-family residential mortgage loan on the property. Interim construction loans generally have terms of up to nine months with fixed rates of interest. At December 31, 2001, such loans totaled $14.0 million of the Registrant's total mortgage loan portfolio.

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

         Installment Loans. Installment loans primarily consist of home equity term loans and to a lesser extent automobile loans. Home equity loans are secured primarily by one- to four-family residences. The Registrant originates these loans with fixed rates with terms of up to 20 years. These loans are subject to 80% combined loan-to-value limitation, including any outstanding mortgages or liens, without requiring mortgage insurance. The Registrant will originate home equity loans in an amount up 100% of the appraised value, however, mortgage insurance for the borrower may be required. The Registrant originates automobile loans with fixed rates of interest and terms of up to five years. At December 31, 2001, home equity term loans totaled $58.9 million.

         Commercial Loans. Commercial business loans consist of equipment, accounts receivables, inventory, and other business purpose loans. Such loans are generally secured by either the underlying collateral and/or by the personal guarantees of the borrower.

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

         Home Equity Lines of Credit. Revolving home equity lines of credit are secured primarily by one- to four-family residences. The lines of credit are generally subject to an 80% combined loan to value limitation, including all outstanding mortgages and liens.

         Loan Approval Authority and Underwriting. The Registrant establishes various lending limits for its officers and maintains an officer review committee. Certain officers generally have authority to approve loans up to $250,000. Loans up to $700,000 are approved by an officers review committee ("ORC"). The ORC consists of the President and at least four other officers appointed by the President. All loans over $700,000 are approved by the Board of Directors.

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

         Loan Commitments. Written commitments are given to prospective borrowers on all approved mortgage loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 2001, commitments to cover originations of mortgage loans totaled $16.7 million.

         Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. If the loan is secured by readily marketable collateral, the limit is 25% of unimpaired capital and unimpaired surplus. At December 31, 2001, the Registrant's loan to one borrower limit was approximately $7.4 million.

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

                                       At December 31, 2001
                                       --------------------
                                          (In Thousands)
Special Mention....................           $12,885
Substandard........................             3,147
Doubtful...........................                --
Loss...............................                --
                                              -------
      Total........................           $16,032
                                              =======

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

         The allowance for losses on loans is maintained at a level that represent's management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses on loans will not be required.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                           December 31,
                                               ------------------------------------------------------------------
                                                    2001         2000          1999          1998          1997
                                                 ---------    ---------     ---------     ---------     ---------
                                                                      (Dollars in Thousands)
Total loans outstanding ......................   $ 317,246    $ 293,833     $ 262,868     $ 240,532     $ 218,827
                                                 =========    =========     =========     =========     =========
Average loans outstanding ....................   $ 304,080    $ 279,400     $ 251,574     $ 226,984     $ 205,399
                                                 =========    =========     =========     =========     =========
Allowance balances (at beginning of  period)..   $   1,919    $   2,366     $   2,228     $   2,340     $   2,240
Provision (credit):
   Mortgage ..................................         200           30            30            30            30
   Installment ...............................         100           30            30            30            30
   Commercial ................................         200          240           225           225           225
   Home equity lines of credit ...............          --           --            --            --            --
   PHEAA .....................................          --           --            --            --            --
   Municipal .................................          --           --            --            --            --
   Credit cards ..............................          --           --            15            15            15
   Other .....................................          --           --            --            --            --
Net (charge-offs) recoveries:
  Mortgage ...................................        (203)         (34)          (21)          (19)          (10)
  Installment ................................         (90)         (72)          (24)          (28)          (27)
  Commercial .................................         (14)        (616)         (102)         (324)         (104)
  Home equity lines of credit ................          --           --            --            --           (11)
  PHEAA ......................................          --           --            --            --            --
  Municipal ..................................          --           --            --            --            --
  Credit cards ...............................           2          (25)          (15)          (41)          (48)
  Other ......................................          --           --            --            --            --
                                                 ---------    ---------     ---------     ---------     ---------
Allowance balance (at end of period) .........   $   2,114    $   1,919     $   2,366     $   2,228     $   2,340
                                                 =========    =========     =========     =========     =========
Allowance for loan losses as a percent
  of total loans outstanding .................      0.67 %         0.65%         0.90%         0.93%         1.07%
                                                 =========    =========     =========     =========     =========
Net loans charged off as a percent of
  average loans outstanding ..................      0.10 %        (0.27)%       (0.06)%       (0.18)%       (0.10)%
                                                 =========    =========     =========     =========     =========

         Allocation of the Allowance For Loan Losses. The following table sets forth the allocation of the Registrant's allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated.

                                                                              At December 31,
                                   -------------------------------------------------------------------------------------------------
                                            2001                2000              1999                 1998              1997
                                   ---------------------   ----------------  ------------------  ----------------- -----------------
                                                  % of              % of                % of               % of               % of
                                                  Loans             Loans               Loans              Loans             Loans
                                                to Total           to Total            to Total           to Total          to Total
                                       Amount      Loans   Amount   Loans    Amount     Loans    Amount    Loans    Amount   Loans
                                       ------      -----   ------   -----    ------     -----    ------    -----    ------   -----
                                                                         (Dollars in Thousands)
At end of period allocated to:
  Mortgage.......................      $1,120      54.55% $  651     51.95%  $  603     49.56%   $  604     51.31%  $  565    48.97%
  Installment....................         409      20.17     414     22.22      345     23.57       380     21.78      324    20.69
  Commercial.....................         501      17.38     786     17.92    1,293     17.98     1,100     18.79    1,301    19.18
  Home equity lines of credit....          60       3.47      51      3.42       54      3.38        44      3.57       45     4.05
  PHEAA..........................          11       2.19      10      2.26        9      2.34         8      2.10        7     2.10
  Municipal......................           8       1.69       1      2.02       10      2.41         5      1.50       12     3.59
  Credit cards...................          --        .01      --        --       45       .68        80       .75       71      .93
  Other..........................           5        .54       6       .21        7       .08         7       .20       15      .49
                                       ------     ------   -----    ------   ------    ------    ------    ------   ------   ------
Total allowance..................      $2,114     100.00%  $1,919   100.00%  $2,366    100.00%   $2,228    100.00%  $2,340   100.00%
                                       ======     ======   ======   ======   =======   ======    ======    ======   ======   ======

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

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. No loans were categorized as troubled debt restructurings within the meaning of SFAS 15 and $1.0 million was classified as impaired loans within the meaning of SFAS 114, as amended by SFAS 118.

                                                              At December 31,
                                              ----------------------------------------------
                                               2001      2000      1999      1998      1997
                                              ------    ------    ------    ------    ------
                                                            (Dollars In Thousands)
Loans accounted for on a non-accrual basis:
  Mortgage ................................   $  940    $   --    $   --    $   --    $   29
  Home equity lines of credit .............       --        --        60        --        --
  Installment .............................       27        --        --        --        --
  Commercial ..............................       60        --        91        12       205
  PHEAA ...................................       --        --        --        --        --
  Municipal ...............................       --        --        --        --        --
  Credit cards ............................       --        --        --        --        --
  Other ...................................       --        --        --        --        --
                                              ------    ------    ------    ------    ------
Total .....................................   $1,027    $   --       151        12       234
                                              ------    ------    ------    ------    ------
Accruing loans which are contractually past
  due 90 days or more:
  Mortgage ................................      559     1,067       998       788       362
  Installment .............................        3        10        21         3        21
  Commercial ..............................        7       157       568       629       631
  Home equity lines of credit .............       --        --        --        --        --
  PHEAA ...................................       --        --        --        --        --
  Municipal ...............................       --        --        --        --        --
  Credit cards ............................       --        --         3         8         9
  Other ...................................       --        --        --        --        --
                                              ------    ------    ------    ------    ------
Total .....................................      569     1,234     1,590     1,428     1,023
                                              ------    ------    ------    ------    ------
Total non-accrual and accrual loans .......    1,596     1,234     1,741     1,440     1,257
                                              ------    ------    ------    ------    ------
Other real estate owned ...................      239       132       141       128        37
                                              ------    ------    ------    ------    ------
Other non-performing assets ...............       --        --        --        --        --
                                              ------    ------    ------    ------    ------
Total non-performing assets ...............   $1,835    $1,366    $1,882    $1,568    $1,294
                                              ======    ======    ======    ======    ======
Total non-accrual and accrual loans
  to net loans ............................      .51%      .42%      .67%      .60%      .58%
                                              ======    ======    ======    ======    ======
Total non-accrual and accrual loans to
  total assets ............................      .30%      .25%      .39%      .35%      .34%
                                              ======    ======    ======    ======    ======
Total non-performing assets to total assets      .35%      .28%      .42%      .38%      .35%
                                              ======    ======    ======    ======    ======

                                       11

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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2001, the Registrant had securities classified as "available for sale" in the amount of $163.0 million and had no securities classified as "held to maturity" or "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2001, the Registrant's securities available for sale had an amortized cost of $160.9 million and market value of $163.0 million. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2001, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) mortgage-backed securities, (iv) banker's acceptances, (v) certificates of deposit, and (vi) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement the Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FreddieMac"), Government National Mortgage Association ("GinnieMae"), and FannieMae.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FreddieMac, GinnieMae, and FannieMae make up a majority of the pass-through certificates market.

Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio at the dates indicated:

                                                              At December 31
                                                    ------------------------------
                                                        2001       2000       1999
                                                    --------   --------   --------
                                                             (In Thousands)
Securities available for sale:
  Obligations of U.S. government agencies .......   $ 62,544   $ 97,812   $ 90,744
  Mortgage-backed securities ....................     55,526     44,132     47,005
  Obligations of state and political subdivisions     31,843     18,910     10,536
  Federal home loan bank stock ..................      2,102      1,964      1,964
  Equity securities .............................     10,214      4,236        230
  Other securities ..............................        739        820        584
                                                    --------   --------   --------
     Total securities available for sale ........   $162,968   $167,874   $151,063
                                                    ========   ========   ========

                                       13

         Investment Portfolio Maturities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Registrant's investment securities portfolio as of December 31, 2001. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations.

                                                                  As of December 31, 2001
                                ----------------------------------------------------------------------------------------------------
                                                                       After Five            More than                Total
                                One Year or Less  One to Five Years    to Ten Years          Ten Years       Investment Securities
                                ----------------- -----------------  -----------------  -----------------  -------------------------
                                Carrying Average  Carrying  Average   Carrying Average  Carrying  Average  Carrying Average  Market
                                 Value    Yield     Value    Yield     Value    Yield    Value     Yield    Value    Yield    Value
                                -------  -------   -------  -------   -------- -------  --------  -------  -------  -------  ------
                                                                  (Dollars in Thousands)
Obligations of U.S.
    government agencies......... $7,075    5.57%  $32,876      5.03%  $16,476    5.95%  $  6,117    7.27%  $ 62,544   5.55% $ 62,544
Mortgage-backed securities......     --      --        --        --        --      --     55,526    6.41     55,526   6.41    55,526
Obligations of state and
    political subdivisions (1)..     --      --       221      5.28     5,174    5.18     26,448    5.03     31,843   5.05    31,843
Federal home loan bank stock....     --      --        --        --        --      --      2,102    6.75      2,102   6.75     2,102
Equity securities...............     --      --        --        --        --      --     10,214    5.18     10,214   5.18    10,214
Other securities  ..............     --      --       525      7.15        31    7.06        183    1.91        739   5.85       739
                                 ------           -------             -------           --------           --------         --------
     Total...................... $7,075    5.57%  $33,622      5.06%  $21,681    5.77%  $100,590    5.97%  $162,968   5.74% $162,968
                                 ======   =====   =======    ======   =======  ======    =======   =====   ========  =====  ========


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

         The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining at December 31, 2001 (in thousands).


                                                  Certificates of
  Maturity Periods                                    Deposit
  ----------------                                  -----------
  Three months or less......................           $20,949
  Over three through six months.............             7,368
  Over six through twelve months............             8,278
  Over twelve months........................             9,204
                                                       -------
        Total...............................           $45,799
                                                       =======

         Borrowings. Deposits are the primary source of funds for the Registrant's lending and investment activities as well as for general business purposes. Should the need arise, the Registrant has a maximum borrowing capacity with the FHLB of $245.2 million. At December 31, 2001, FHLB borrowings totalled $35.0 million, of which $2.0 million were short-term.

Personnel

         As of December 31, 2001, the Registrant had 147 full-time and 59 part-time employees. None of the Registrant's employees are represented by a collective bargaining group.

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

         Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHCA. Under the BHCA and the Federal Reserve's bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any BHCA activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking.

         Financial Modernization. The Gramm-Leach-Bliley Act (the "Act") permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company ("FHC") if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. In fiscal 2000, the Company submitted notice to the Federal Reserve and became a financial holding company.

         Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See "Regulation of the Bank - Regulatory Capital Requirements."

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

         Federal law provides the federal banking regulators, including the FDIC and the Federal Reserve, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

         The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most institutions set at 0%.

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

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2001, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

         The FDIC's capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5%. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit and relationships.

         The FDIC's regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk- weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank's allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to100% of Tier 1 capital.

         A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and could be subject to potential termination of deposit insurance.

         The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC's capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and Pennsylvania capital requirements as of December 31, 2001.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's outstanding advances from the FHLB. At December 31, 2001, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non- interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2001, the Bank met its reserve requirements.

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

Item 2.  Properties
-------  ----------

         At December 31, 2001, the Registrant operated from its main office, five branch offices and five supermarket branch offices and a loan office and a trust office, all located in southwestern Pennsylvania. The total net book value of the Registrant's investment in premises and equipment at December 31, 2001, was approximately $4.7 million. The main office of the Company and of the Bank and two branch offices are owned by the Bank and the remaining three branch offices, five supermarket branch offices, and the Bank's trust division, are leased by the Bank. These leases have initial terms of one to twenty years, and all leases contain renewal options for additional years.

Item 3.  Legal Proceedings
-------  -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
         Matters
         -------

         The information contained under the section captioned "Stock Market Information" in the 2001 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
-------  -----------------------

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

         The information contained in the section captioned "Market Risk" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The Registrant's financial statements listed in Item 14 herein are incorporated herein by reference.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" and "-- Biographical Information" in the 2002 Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation
--------  ----------------------

         The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

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

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

                                     Part IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
--------  -------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

         1. The consolidated statements of financial conditions of IBT Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001, together with the related notes and the independent auditors' report of Edwards Sauer & Owens, independent accountants.

         2.       Schedules omitted as they are not applicable.

         3.       Exhibits

                            3(i)    Articles of Incorporation of IBT Bancorp, Inc.*
                            3(ii)   Bylaws of IBT Bancorp, Inc.*
                           10       Change In Control Severance Agreement with Charles G. Urtin**
                           10.1     Deferred Compensation Plan For Bank Directors**
                           10.2     Retirement Agreement Between Irwin Bank & Trust Co. And
                                    J. Curt Gardner**
                           10.3     Death Benefit Only Deferred Compensation Plan For Bank Directors
                                    effective as of January 1, 1990**
                           10.4     Retirement and Death Benefit Deferred Compensation Plan For
                                    Bank Directors effective as of January 1, 1990**
                           10.5     2000 Stock Option Plan***
                           13       Portions of the 2001 Annual Report to Shareholders
                           21       Subsidiaries of IBT Bancorp, Inc. (see "Item 1 - Business")
                           23       Consent of Edwards, Sauer & Owens
                           -------------------------
                           *        Incorporated by reference to the identically
                                    numbered  exhibits of the Registrant's  Form
                                    10 (file no. 0-25903)
                           **       Incorporated by reference to the identically
                                    numbered  exhibits of the Registrant's  Form
                                    10K for December 31, 1999.
                           ***      Incorporated  by reference to the definitive
                                    proxy  statement of the Registrant  filed on
                                    March 17, 2000.

         (b)      None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 15, 2002.

                                         IBT BANCORP, INC.


                                         By:   /s/Charles G. Urtin
                                               ---------------------------------
                                               Charles G. Urtin, President and
                                               Chief Executive Officer
                                               (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2002 by the following persons on behalf of the registrant and in the capacities indicated.


/s/Richard L. Ryan                                            /s/J. Curt Gardner
-----------------------------------------------------         -----------------------------------------------------
Richard L. Ryan                                               J. Curt Gardner
Director                                                      Chairman of the Board



/s/Charles G. Urtin                                           /s/Thomas Beter
-----------------------------------------------------         -----------------------------------------------------
Charles G. Urtin, President, Chief Executive                  Thomas Beter
Officer, and Director                                         Director
(Principal Executive, Financial, and Accounting
Officer)



/s/Edwin A. Paulone                                           /s/Robert Rebich, Jr.
-----------------------------------------------------         -----------------------------------------------------
Edwin A. Paulone                                              Robert Rebich, Jr.
Director                                                      Director



/s/Grant J. Shevchik                                          /s/Robert C. Whisner
------------------------------------------------------        -----------------------------------------------------
Grant J. Shevchik                                             Robert C. Whisner
Director                                                      Director



/s/Robert Bowell
------------------------------------------------------
Robert Bowell
Executive Vice President, Secretary and
Treasurer

                                       23