Form 10-Q
period 2002-03-31
IBT BANCORP INC
filed 2002-05-14
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002
                                    --------------

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

   Number of shares of Common Stock outstanding as of May 01, 2002: 2,982,655
                                                                    ---------

                                IBT BANCORP, INC.

                                  Contents
                                  --------

                                                                                                              Pages
                                                                                                              -----
PART I - FINANCIAL INFORMATION
     Item 1.     Financial Statements..............................................................................

                Consolidated statements of financial condition at March 31, 2002
                (unaudited) and December 31, 2001..............................................................   1

                Consolidated statements of operations (unaudited) for the three months ended March 31, 2002 and 2001 ..................................................................  2

                Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2002 and 2001...................................................................  3

                Notes to financial statements...................................................................  4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................  5

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................   9

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings..............................................................................  10

     Item 2.    Changes in Securities and Use of Records.......................................................  10

     Item 3.    Defaults upon Senior Securities................................................................  10

     Item 4.    Submission of Matters to a Vote of Security-Holders............................................  10

     Item 5.    Other Information..............................................................................  10

     Item 6.    Exhibits and Reports on Form 8-K...............................................................  11

Signatures.....................................................................................................  12


       CONSOLIDATED BALANCE SHEETS

       IBT BANCORP, INC. AND SUBSIDIARY

                                                                                        March 31, 2002          December 31, 2001
                                                                                        --------------          -----------------
                                                                                         (unaudited)               (unaudited)
                                                                                        --------------          -----------------
        ASSETS
         Cash and due from banks                                                   $       11,486,425         $         16,751,407
         Interest-bearing deposits in banks                                                 6,377,400                    7,373,528
         Federal funds sold                                                                11,306,000                    1,094,000
         Certificates of deposit                                                              100,000                      100,000
         Securities available for sale                                                    169,803,370                  160,866,698
         Federal Home Loan Bank stock, at cost                                              2,101,800                    2,101,800
         Loans, net                                                                       317,425,313                  315,131,774
         Premises and equipment, net                                                        4,629,542                    4,655,510
         Other assets                                                                      16,143,012                   15,969,430
                                                                                   ------------------         --------------------
       Total Assets                                                                $      539,372,862         $        524,044,147
                                                                                   ==================         ====================
       LIABILITIES AND STOCKHOLDERS' EQUITY

       Liabilities
         Deposits
           Non-interest bearing                                                    $       72,623,669         $         70,121,716
           Interest-bearing                                                               358,666,328                  352,340,377
                                                                                   ------------------         --------------------
           Total deposits                                                                 431,289,997                  422,462,093

         Repurchase agreements                                                             13,427,503                   11,207,072
         Accrued interest and other liabilities                                             4,625,881                    5,650,276
         Long-term debt                                                                    40,000,000                   35,000,000
                                                                                   ------------------         --------------------
         Total liabilities                                                                489,343,381                  474,319,441

       Stockholders' Equity
         Capital stock, par value $1.25 per share,
            50,000,000 shares authorized,
            3,023,799 shares issued,  2,982,655 and 2,985,695
            shares outstanding at March 31, 2002 and
            December 31, 2001, respectively                                                 3,779,749                    3,779,749
         Surplus                                                                            2,073,102                    2,073,102
         Retained earnings                                                                 45,149,214                   43,613,936
         Accumulated other comprehensive income                                               207,929                    1,342,672
                                                                                   ------------------         --------------------
                                                                                           51,209,994                   50,809,459
         Less:  Treasury stock, at cost                                                    (1,180,513)                  (1,084,753)
                                                                                   ------------------         ---------------------
         Total stockholders' equity                                                        50,029,481                   49,724,706
                                                                                   ------------------         --------------------
       Total Liabilities and Stockholders' Equity                                  $      539,372,862         $        524,044,147
                                                                                   ==================         ====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

   CONSOLIDATED STATEMENTS OF INCOME

   IBT BANCORP, INC. AND SUBSIDIARY

                                                                                         Three Months Ended March 31,
                                                                                -------------------------------------------
                                                                                          2002                     2001
                                                                                -----------------         -----------------
                                                                                               (unaudited)
                                                                                -------------------------------------------
   Interest Income
      Loans, including fees                                                     $       5,890,544         $       6,052,561
      Investment securities                                                             2,275,029                 2,741,558
      Federal funds sold                                                                   42,399                    77,337
                                                                                -----------------         -----------------

      Total interest income                                                             8,207,972                 8,871,456
   Interest Expense
      Deposits                                                                          2,648,873                 3,950,209
      Long-term debt                                                                      516,402                   424,228
      Repurchase agreements                                                                42,101                    96,249
                                                                                -----------------         -----------------

      Total interest expense                                                            3,207,376                 4,470,686
                                                                                -----------------         -----------------
   Net Interest Income                                                                  5,000,596                 4,400,770
   Provision for Loan Losses                                                              250,000                    75,000
                                                                                -----------------         -----------------
   Net Interest Income after Provision
      for Loan Losses                                                                   4,750,596                 4,325,770

   Other Income (Losses)
   Service fees                                                                           592,604                   382,336
   Investment security gains                                                               46,924                    75,646
   Investment security losses                                                                   -                    (2,188)
      Other income                                                                        695,812                   343,620
                                                                                -----------------         -----------------

      Total other income                                                                1,335,340                   799,414
   Other Expenses
      Salaries                                                                          1,115,323                   967,254
      Pension and other employee benefits                                                 303,795                   292,512
      Occupancy expense                                                                   316,102                   279,098
      Data processing expense                                                             166,884                   163,824
      ATM expense                                                                          84,107                    96,144
      Other expenses                                                                      863,499                   801,962
                                                                                -----------------         -----------------

      Total other expenses                                                              2,849,710                 2,600,794
                                                                                -----------------         -----------------
   Income Before Income Taxes                                                           3,236,226                 2,524,390
   Provision for Income Taxes                                                             805,240                   759,238
                                                                                ------------------        -----------------
      Net Income                                                                $       2,430,986         $       1,765,152
                                                                                =================         =================

   Basic Earnings per Share                                                     $            0.81         $            0.59
                                                                                =================         =================
   Diluted Earnings per Share                                                   $            0.81         $            0.59
                                                                                =================         =================
   Dividends per Share                                                          $            0.30         $            0.26
                                                                                =================         =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

       CONSOLIDATED STATEMENTS OF CASH FLOWS

       IBT BANCORP, INC. AND SUBSIDIARY

                                                                                            Three  Months Ended March 31,
                                                                                      ---------------------------------------
                                                                                          2002                    2001
                                                                                      ---------------        ----------------
                                                                                                      (unaudited)
                                                                                      ---------------------------------------
       CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                                  $     2,430,986        $      1,765,152
          Adjustments to reconcile net cash
            from operating activities:
          Depreciation                                                                        168,855                 148,455
          Net amortization/accretion of
            premiums and discounts                                                             79,632                  (8,242)
          Net investment security gains                                                       (46,924)                (73,458)
          Provision for loan losses                                                           250,000                  75,000
          Increase (decrease) in cash due
            to changes in assets and liabilities:
              Other assets                                                                   (605,958)                946,952
              Accrued interest and other liabilities                                         (439,878)                719,050
                                                                                      ----------------       -----------------
          Net Cash From Operating Activities                                                1,836,713               3,572,909
       CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of certificates of deposit                                                       -              (1,500,000)
          Proceeds from maturity of certificates
            of deposit                                                                              -               2,600,000
          Proceeds from sales of securities
            available for sale                                                             11,423,633               6,067,942
          Proceeds from maturities of securities
            available for sale                                                             21,046,088              20,884,965
          Purchase of securities available for sale                                       (43,158,361)            (24,934,901)
          Net loans made to customers                                                      (2,111,163)             (5,608,380)
          Purchases of premises and equipment                                                (142,887)               (118,870)
                                                                                      ----------------       -----------------

          Net Cash Used By Investing Activities                                           (12,942,690)             (2,609,244)

       CASH FLOWS FROM FINANCING ACTIVITIES
          Net increase in deposits                                                          8,827,904               2,421,481
          Net increase in securities sold
            under repurchase agreement                                                      2,220,431                 476,848
          Dividends paid                                                                     (895,708)               (780,500)
          Federal funds purchased                                                                   -                       -
          Proceeds from long-term debt                                                      5,000,000               8,000,000
          Repayment of long-term debt                                                               -              (4,000,000)
          Purchase of treasury stock                                                          (95,760)                (43,879)
                                                                                      ---------------        -----------------
       Net Cash From Financing Activities                                                  15,056,867               6,073,950
                                                                                      ---------------        ----------------

       Net Change in Cash and Cash Equivalents                                              3,950,890               7,037,615

       Cash and Cash Equivalents at Beginning of Period                                    25,218,935              21,746,395
                                                                                      ---------------        ----------------

       Cash and Cash Equivalents at End of Period                                     $    29,169,825        $     28,784,010
                                                                                      ===============        ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC. AND SUBSIDIARY

Period Ended March 31, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2001.

Certain previously reported items have been reclassified to conform to the current period's classifications. The reclassifications have no effect on total assets, total liabilities and stockholders' equity, or net income.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted-average shares outstanding were 2,985,087 and 3,001,879 for the three months ended March 31, 2002 and 2001, respectively.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2002 and 2001 was $1,296,243 and $3,291,632, respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                       March 31, 2002
                              ---------------------------------------------------------------
                                                    Gross            Gross
                                  Amortized      Unrealized       Unrealized         Market
                                    Cost            Gains            Losses          Value
                              -------------   -------------    -------------    -------------
Obligations of
   U.S. Government Agencies   $  66,929,417   $     844,825    $    (517,332)   $  67,256,910
Obligations of State and
   political sub-divisions       37,593,176         572,391         (202,384)      37,963,183
Mortgage-backed securities       54,027,598         400,351         (431,905)      53,996,044
Other securities                    702,171          31,732             --            733,903
Equity securities                10,235,965          78,992         (461,627)       9,853,330
                              -------------   -------------    -------------    -------------
                              $ 169,488,327   $   1,928,291    $  (1,613,248)   $ 169,803,370
                              =============   =============    =============    =============

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipate", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. IBT Bancorp, Inc. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

IBT Bancorp, Inc. is a bank holding company headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking services through its wholly owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company").


FINANCIAL CONDITION

Changes in Financial Condition December 31, 2001 to March 31, 2002

At March 31, 2002, total assets increased $15.3 million, or 3.0%, to $539.4 million from $524.0 million at December 31, 2001. The growth in assets resulted primarily from increases of $10.2 million in federal funds sold, $8.9 million in available for sales securities, and $2.3 million in net loans. Such increases were offset by declines in cash and due from banks and interest bearing deposits in banks totaling $6.3 million.

The increase in federal funds sold was a result of cash infusions from deposits, loan repayments, and proceeds from sales and maturities of securities available for sale. The increases in available for sale securities were the result of investments in obligations of U.S. government agencies and mortgage related securities. Management is shortening the maturities on investments and using funds to invest in shorter-term fixed rate and adjustable rate investments, which provide market yields. The shorter term investments will position the portfolio should interest rates increase.

The increase in the loan portfolio at March 31, 2002, were primarily due to the growth of real estate secured mortgage loans of $7.2 million, which consisted of $5.9 million in commercial real estate loans and $1.3 million of one to four family real estate loans. Additionally, line of credit loans increased by $1.0 million. Such increases in loans were offset by slight declines in installment loans of $2.0 million, $1.3 million in commercial loans and $1.6 million in municipal loans.

At March 31, 2002, total liabilities increased $15.0 million, or 3.0%, to $489.3 million from $474.3 million at December 31, 2001. This increase was primarily the result of additional long-term borrowings, which rose $5.0 million at March 31, 2002 to $40.0 million from $35.0 million at December 31, 2001. Such borrowings were fixed rate loans from the Federal Home Loan Bank, which was used to fund investments in US government agency notes and mortgage related securities. Additionally, interest-bearing deposits increased $6.4 million to $358.7 million at March 31, 2002 from $352.3 million at December 31, 2001. The growth is primarily the result of increases in interest bearing checking accounts of $2.2 million and increases in savings accounts of $5.3 million. The increases were offset by a net decrease of $4.1 million in certificate of deposit accounts.

Non-interest bearing deposits increased $2.5 million to $72.6 million at March 31, 2002 from $70.1 million at December 31, 2001. Such increases reflect additions to non-interest bearing deposits of $15.9 million offset by $13.4 million in investments in repurchase agreements.

At March 31, 2002, total stockholders' equity increased $300,000 to $50.0 million from $49.7 million at December 31, 2001. The increase was due to net income of $2.4 million for the period, offset by a decrease of $1.1 million in accumulated other comprehensive income, the purchase of $96,000 of Company stock (3,040 shares), and dividends paid of $896,000. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gain on the available for sale securities due to fluctuations in interest rates. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the condensed consolidated financial statements. .

RESULTS OF OPERATIONS

For the Period of Three Months Ended March 31, 2002

Net Income.  Net income for the three  months  ended  March 31,  2002  increased
$666,000, or 38%, to $2.4 million from $1.8 million for the comparable three-month period in 2001. The increase is attributable to higher net interest income and other income, which was offset by increases in other expenses.

Interest Income. Interest income for the three months ended March 31, 2002 decreased $700,000 to $8.2 million from $8.9 million for the comparable period in 2001. While the average balances of interest earning assets increased $26.6 million or 6% to $502.3 million from $475.7 million for the comparable period in 2001, the yield on these assets decreased 92 basis points to 6.54% from 7.46% for the three months ended March 31, 2001. The continued reduction in short term interest rates by the Federal Reserve caused average yields to decline. See "Average Balance Sheet and Rate/Volume Analysis"

Interest Expense. Interest expense for the three-month period decreased $1.3 million, or 28%, to $3.2 million from $4.5 million for the comparable period in 2001. While the average balance of interest bearing liabilities increased $22.5 million for the period of three months ended March 31, 2002 to $406.6 million from $384.1 million for the comparable 2001 period, average cost of funds declined 149 basis points to 3.16% for the three months ended March 31, 2002 from 4.65% for the comparable 2001 period. The reduction of average cost of funds for the 2002 period is reflective of the significant decrease in interest rates over the past year. See "Average Balance Sheet and Rate/Volume Analysis"

Average Balance Sheet

The following table sets forth certain information relating to the company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                                    Three Months Ended March 31,        Three Months Ended March 31,
                                                 ------------------------------------  --------------------------------
                                                                  2002                              2001
                                                 ------------------------------------  --------------------------------
                                                                             Average                           Average
                                                  Average                    Yield/     Average                Yield/
                                                  Balance      Interest      Cost       Balance    Interest    Cost
                                                  -------      --------      ----       -------    --------    ----
                                                            (In Thousands)                      (In Thousands)
Interest-earning assets:
   Loans receivable    (1)                       $316,796      $  5,891        7.44%    $297,797   $  6,053      8.13%
   Investment securities available for sale (2)   175,655         2,275        5.18%     172,068      2,741      6.37%
   Other interest-earning assets (5)                9,868            42        1.72%       5,879         77      5.26%
                                                 --------      --------                 --------   --------
     Total interest earning assets               $502,319      $  8,208        6.54%    $475,744   $  8,871      7.46%
                                                 ========      ========      ======     ========   ========    ======

Non-interest earning assets                        28,030                                 18,622
                                                 --------                               --------
     Total assets                                $530,349                               $494,366
                                                 ========                               ========

Interest-bearing liabilities:
   Money market accounts                           57,895           299        2.07%      54,280        502      3.70%
   Certificates of Deposit                        198,258         2,018        4.07%     202,648      3,015      5.95%
   Other liabilities                              150,470           890        2.37%     127,188        953      3.00%
                                                 --------      --------                 --------   --------
     Total interest-bearing liabilities          $406,623      $  3,207        3.15%    $384,116   $  4,470      4.65%
                                                 ========      ========        ====     ========   ========    ======

Non-interest-bearing liabilities                   73,276                                 65,388
                                                 --------                               --------
    Total liabilities                            $479,899                               $449,504
Retained Earnings (6)                              50,450                                 44,862
                                                 --------                               --------
     Total liabilities and stockholders' equity  $530,349                               $494,366
                                                 ========                               ========
Net interest income                                            $  5,001                            $  4,401
                                                               ========                            ========
Interest rate spread (3)                                                       3.39%                             2.81%
                                                                             ======                            ======
Net yield on interest-earning assets (4)                                       3.98%                             3.70%
                                                                             ======                            ======
Ratio of average interest-earning
assets to average interest-bearing liabilities                               123.53%                           123.85%
                                                                             ======                            ======

(1)  Average  balances include  non-accrual  loans, and are net of deferred loan fees.
(2)  Includes interest-bearing deposits in other financial institutions.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents annualized net interest income as a percentage of average interest earning assets.
(5)  Consists of federal funds sold.
(6) Includes capital stock, surplus and accumulated other comprehensive income, less treasury stock.

Rate/Volume Analysis

     The following table shows the effect of changes in volumes and rates on interest income and interest expense. The changes in interest income and interest expense attributable to changes in both volume and rate have been allocated to the changes due to rate. Tax exempt income was not recalculated on a tax equivalent basis due to the immateriality of the change to the table resulting from a recalculation.


                                      Three Month Period ended March 31, 2002
                                      ---------------------------------------
                                                      2002 vs. 2001
                                      ---------------------------------------
                                                   Increase (Decrease)
                                                         Due to
                                      ---------------------------------------
                                               Volume    Rate       Net
                                               ------    ----       ---
                                      ---------------------------------------
                                                     (In Thousands)
Interest income:
   Loans receivable                              386      (548)     (162)
   Investment securities available for sale       58      (524)     (466)
   Other interest earning assets                  52       (87)      (35)
                                                 ---    ------      ----
     Total interest-earning assets               496    (1,159)     (663)
                                                 ===    ======      ====


Interest expense:
   Money market accounts                          33      (236)     (203)
   Certificates of deposit                       (65)     (932)     (997)
   Other liabilities                             174      (237)      (63)
  Total interest-bearing liabilities             142    (1,405)   (1,263)
                                                 ===     =====     =====
Net change in net interest income                354       246       600
                                                 ===     =====     =====


Provision for Loan Losses. For the three months ended March 31, 2002 and 2001, the provision for loan losses was $250,000 and $75,000, respectively. The increase in the provision for the current period was primarily the result of the increase of $5.9 million in commercial real estate loans. Management continues to offer a wider variety of loan products coupled with the continued success of changing the mix of the products offered in the loan portfolio from lower yielding loans (i.e., one- to four-family loans) to higher yielding loans (i.e., equity loans, multi-family (five or more units) buildings, and commercial (nonresidential mortgages).

The evaluation for determining the provision includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such times. The Company continues to monitor its allowance for loan losses and make adjustments to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate at the balance sheet date, there can be no assurance that losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio.

Other income. Total other income for the three-month period ended March 31, 2002 was $1.3 million compared to $799,000 for the comparable period in 2001. The increase in non-interest income is due to an increase in service fees and other income. Service fees for the three months ended March 31, 2002 increased $210,000 for the comparable period in 2001 as a result of increases in returned check volume. Investment security gains fell $29,000 from the comparable period in 2001. Other income increased $352,000, due primarily, to income recorded on bank owned life insurance, a gain on the sale of foreclosed property, and insurance revenues from the Company's title insurance company of approximately $134,000, $104,000, and $39,000 respectively.

Other Expense. Total other expense for the three months was $2.8 million compared to $2.6 million for the comparable period in 2001. Salaries and benefits increased $162,000 from the comparable period in 2001 due to increases in salaries and benefits and additional staffing. Occupancy expense increased $37,000 from the comparable period in 2001 due to increased costs related to depreciation, utilities and building maintenance. Utilities and building maintenance increased due to general increases in costs for the period. Depreciation expense increased due to additions to equipment related to improvements in technology. Expenses of operating the ATM network decreased $12,000 from the comparable period in 2001 due to renegotiated contracts for the ATM machines. Other expenses increased $61,000 due to normal costs of doing business.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes for the three months ended March 31, 2002 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2001.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders of the Company was held on April 16, 2002 and the following matter was voted upon:

                  Proposal I- Election of directors with terms to expire in 2005

                                               FOR        WITHHELD
                                               ---        --------

                  J. Curt Gardner            2,553,306    101,964

                  Richard L. Ryan            2,589,695     65,575

                  Robert C. Whisner          2,588,477     66,793


                             Election of directors with terms to expire in 2003


                  Richard J. Hoffman         2,587,955     67,315


                  Proposal  II- The  ratification  of Edwards,  Sauer & Owens as auditors.

                                               FOR         AGAINST      WITHHELD
                                               ---         -------      --------
                                             2,609,324     34,984        10,962


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

                           -------------------------
                           * Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10 (file no. 0-25903).
                           ** Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10K for December 31, 1999.
                           *** Incorporated by reference to the definitive proxy statement of the registrant filed on March 17, 2000.
                  (b)      None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         IBT BANCORP, INC.




Date:    May 14, 2002               By:  /s/Charles G. Urtin
                                         ---------------------------------------
                                         Charles G. Urtin
                                         President, Chief Executive Officer
                                         And Chief Accounting Officer
                                         (Duly authorized officer)