Form 10-Q
period 2002-06-30
IBT BANCORP INC
filed 2002-08-12
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended JUNE 30, 2002
                                           -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to           .
                                           ----------    ----------

                           Commission File No. 0-25903


                                IBT Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Pennsylvania                                 25-1532164
---------------------------------------      -----------------------------------
(State of incorporation or organization)    (I.R.S. employer identification no.)


309 Main Street, Irwin, Pennsylvania                       15642
-----------------------------------------            -----------------
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

                          YES    X            NO
                              -------            ------

Number of shares of Common Stock outstanding as of August 01, 2002:  2,977,655
                                                                     ---------

                                IBT BANCORP, INC.

                                    Contents
                                    --------
                                                                                        Pages
                                                                                        -----
PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements...........................................................

                Consolidated statements of financial condition at June 30, 2002
                (unaudited) and December 31, 2001...........................................   1

                Consolidated statements of operations (unaudited) for the three months ended June 30, 2002 and 2001 ................................................  2

                Consolidated statements of cash flows (unaudited) for the three months ended June 30, 2002 and 2001.................................................  3

                Notes to financial statements................................................  4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................  6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk................... 12

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings............................................................ 13

     Item 2.    Changes in Securities and Use of Records..................................... 13

     Item 3.    Defaults upon Senior Securities.............................................. 13

     Item 4.    Submission of Matters to a Vote of Security-Holders.......................... 13

     Item 5.    Other Information............................................................ 13

     Item 6.    Exhibits and Reports on Form 8-K............................................. 14

Signatures................................................................................... 15

CONSOLIDATED BALANCE SHEETS


IBT BANCORP, INC. AND SUBSIDIARY

                                                                           June 30, 2002            December 31, 2001
                                                                         -----------------          ------------------
                                                                            (unaudited)                 (unaudited)
                                                                         ----------------           ------------------
ASSETS
       Cash and due from banks                                           $     13,954,139           $       16,751,407
       Interest-bearing deposits in banks                                       1,576,907                    7,373,528
       Federal funds sold                                                      22,878,000                    1,094,000
       Certificates of deposit                                                    100,000                      100,000
       Securities available for sale                                          165,075,724                  160,866,698
       Federal Home Loan Bank stock, at cost                                    2,362,400                    2,101,800
       Loans, net                                                             332,486,687                  315,131,774
       Premises and equipment, net                                              4,657,558                    4,655,510
       Other assets                                                            17,178,429                   15,969,430
                                                                         ----------------           ------------------

Total Assets                                                             $    560,269,844           $      524,044,147
                                                                         ================           ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                                          $     75,516,356           $       70,121,716
           Interest-bearing                                                   374,702,393                  352,340,377
                                                                         ----------------           ------------------

           Total deposits                                                     450,218,749                  422,462,093

       Repurchase agreements                                                   12,784,868                   11,207,072
       Accrued interest and other liabilities                                   4,183,368                    5,650,276
       FHLB advances                                                           40,000,000                   35,000,000
                                                                         ----------------           ------------------

       Total liabilities                                                      507,186,985                  474,319,441

Stockholders' Equity
       Capital stock, par value $1.25 per share, 50,000,000
          shares  authorized, 3,023,799 shares issued, 2,977,655
          and 2,985,695 shares outstanding at June 30, 2002 and
          December 31, 2001, respectively                                       3,779,749                    3,779,749
       Surplus                                                                  2,073,102                    2,073,102
       Retained earnings                                                       46,397,147                   43,613,936
       Accumulated other comprehensive income                                   2,176,127                    1,342,672
                                                                         ----------------           ------------------
                                                                               54,426,125                   50,809,459

       Less:  Treasury stock, at cost                                          (1,343,266)                  (1,084,753)
                                                                         ----------------           ------------------

       Total stockholders' equity                                              53,082,859                   49,724,706
                                                                         ----------------           ------------------

Total Liabilities and Stockholders' Equity                               $    560,269,844           $      524,044,147
                                                                         ================           ==================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME


IBT BANCORP, INC. AND SUBSIDIARY

                                                               Three Months Ended June 30,              Six Months Ended June 30,
                                                       ---------------------------------------   -----------------------------------
                                                                2002                  2001              2002               2001
                                                       ------------------       --------------   -----------------------------------
                                                                       (unaudited)                               (unaudited
                                                       ---------------------------------------   -----------------------------------
Interest Income
      Loans, including fees                            $       6,079,964     $      6,098,737    $    11,970,508    $    12,151,299
      Investment securities                                    2,177,716            2,547,678          4,452,745          5,289,235
      Federal funds sold                                          85,826              239,447            128,225            316,784
                                                       -----------------     ----------------    ---------------    ---------------

      Total interest income                                    8,343,506            8,885,862         16,551,478         17,757,318

Interest Expense
      Deposits                                                 2,576,140            3,864,434          5,225,013          7,814,642
      FHLB advances                                              538,948              454,656          1,055,351            878,884
      Repurchase agreements                                       45,940              106,968             88,041            203,217
                                                       -----------------     ----------------    ---------------    ---------------

      Total interest expense                                   3,161,028            4,426,058          6,368,405          8,896,743
                                                       -----------------     ----------------    ---------------    ---------------
Net Interest Income                                            5,182,478            4,459,804         10,183,073          8,860,575
Provision for Loan Losses                                        250,000              100,000            500,000            175,000
                                                       -----------------     ----------------    ---------------    ---------------
Net Interest Income after Provision
      for Loan Losses                                          4,932,478            4,359,804          9,683,073          8,685,575

Other Income (Losses)
      Service fees                                               575,131              456,510          1,167,734            838,846
      Investment security gains                                   84,602              160,486            131,525            236,132
      Investment security losses                                 (24,925)                  --            (24,925)            (2,188)
      Other income                                               619,098              409,351          1,314,911            752,986
                                                       -----------------     ----------------    ---------------    ---------------

      Total other income                                       1,253,906            1,026,347          2,589,245          1,825,776

Other Expenses
      Salaries                                                 1,422,855            1,134,140          2,538,177          2,101,394
      Pension and other employee benefits                        321,169              291,302            624,964            583,814
      Occupancy expense                                          318,943              283,922            635,044            563,019
      Data processing expense                                    176,682              192,041            343,565            355,866
      ATM expense                                                 94,805              102,766            178,912            198,909
      Other expenses                                             929,603              772,553          1,793,103          1,574,518
                                                       -----------------     ----------------    ---------------    ---------------

      Total other expenses                                     3,264,057            2,776,724          6,113,765          5,377,520
                                                       -----------------     ----------------    ---------------    ---------------
Income Before Income Taxes                                     2,922,327            2,609,427          6,158,553          5,133,831
Provision for Income Taxes                                       779,597              726,053          1,584,837          1,485,292
                                                       -----------------     ----------------    ---------------    ---------------
Net Income                                             $       2,142,730     $      1,883,374    $     4,573,716    $     3,648,539
                                                       =================     ================    ===============    ===============

Basic Earnings per Share                               $            0.72     $           0.63    $          1.53    $          1.22
                                                       =================     ================    ===============    ===============
Diluted Earnings per Share                             $            0.72     $           0.63    $          1.53    $          1.22
                                                       =================     ================    ===============    ===============
Dividends per Share                                    $            0.30     $           0.26    $          0.60    $          0.52
                                                       =================     ================    ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

IBT BANCORP, INC. AND SUBSIDIARY

                                                                         Six Months Ended June 30,
                                                               ---------------------------------------
                                                                       2002                    2001
                                                               ---------------        ----------------
                                                                               (unaudited)
                                                               ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                               $     4,573,716        $      3,648,539
      Adjustments to reconcile net cash
            from operating activities:
          Depreciation                                                 337,710                 296,910
          Net amortization/accretion of
            premiums and discounts                                     128,264                  18,283
          Net investment security gains                               (106,600)               (233,943)
          Provision for loan losses                                    500,000                 175,000
          Increase (decrease) in cash due
            to changes in assets and liabilities:
          Other assets                                              (1,011,375)              1,389,665
          Accrued interest and other liabilities                    (1,896,312)               (674,924)
                                                               ---------------        ----------------
      Net Cash From Operating Activities                             2,525,403               4,619,530

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificates of deposit                                    -              (1,500,000)
      Proceeds from maturity of certificates
            of deposit                                                       -               4,100,000
      Proceeds from sales of securities
            available for sale                                      25,712,380               6,322,942
      Proceeds from maturities of securities
            available for sale                                      30,819,565              50,946,736
      Purchase of securities available for sale                    (59,499,776)            (50,292,040)
      Net loans made to customers                                  (18,052,537)             (5,086,058)
      Purchases of premises and equipment                             (339,758)               (157,420)
      Purchase of Federal Home Loan Bank stock                        (260,600)               (137,500)
                                                               ---------------        ----------------
      Net Cash (Used By) From Investing Activities                 (21,620,726)              4,196,660

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                      27,756,656              12,969,704
      Net increase in securities sold
            under repurchase agreement                               1,577,796               2,208,640
      Dividends paid                                                (1,790,505)             (1,559,824)
      Proceeds from FHLB advances                                    5,000,000               4,000,000
      Purchase of treasury stock                                      (258,513)               (231,839)
                                                               ---------------        ----------------
Net Cash From Financing Activities                                  32,285,434              17,386,681
                                                               ---------------        ----------------
Net Change in Cash and Cash Equivalents                             13,190,111              26,202,871
Cash and Cash Equivalents at Beginning of Period                    25,218,935              21,746,395
                                                               ---------------        ----------------
Cash and Cash Equivalents at End of Period                     $    38,409,046        $     47,949,266
                                                               ===============        ================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC. AND SUBSIDIARY

Period Ended June 30, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2001.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 2,980,842 and 2,982,953 for the three and six months ended June 30, 2002, respectively and 2,996,943 and 2,999,397 for the three and six months ended June 30, 2001, respectively.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 2002 and 2001 was $4,110,928 and $1,516,357, respectively and for the six months ended June 30, 2002 and 2001 was $5,407,171 and $4,808,002, respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                                     June 30, 2002
                                ------------------------------------------------------------------------------------
                                                                Gross                Gross
                                       Amortized             Unrealized           Unrealized               Market
                                         Cost                   Gains               Losses                 Value
                                ------------------      -----------------     -----------------   ------------------

Obligations of
   U.S. Government Agencies     $      78,916,280       $      1,417,757      $       (571,670)   $       79,762,367
Obligations of State and
   political sub-divisions             37,408,710              1,267,114               (13,273)           38,662,551
Mortgage-backed securities             44,491,395              1,071,483                     -            45,562,878
Other securities                          518,824                 37,069                     -               555,893
Equity securities                         443,353                 88,682                     -               532,035
                                -----------------       ----------------      ----------------    ------------------

                                $     161,778,562       $      3,882,105      $       (584,943)   $      165,075,724
                                =================       ================      ================    ==================

IBT BANCORP, INC. AND SUBSIDIARY

Period Ended June 30, 2002



NOTE E - STOCK OPTION PLAN

In May 2002, 35,500 additional stock options were granted to employees and directors under the 2000 Stock Option Plan at an exercise price of $32.88 per share. Stock options granted to directors become exercisable six months after the grant date and employee stock options become exercisable as vested over a three-year period. As of June 30, 2002, 129,500 stock options have been granted, of which 63,666 are exercisable as follows: 46,666 are exercisable at $24.50 per share and 17,000 are exercisable at $23.00 per share.

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

OVERVIEW

         On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), following an investigative order proposed by the SEC on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and may require additional measures to be taken by our outside auditors, officers and directors. The loss of investor confidence in the stock market and the new laws and regulations will increase non-interest expenses of the Company and could adversely affect the prices of publicly-traded stocks, such as the Company.

         IBT Bancorp, Inc. is a bank holding company headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking services through its wholly owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company").

FINANCIAL CONDITION

         On June 30, 2002, total assets increased $36.3 million, or 6.9%, to $560.3 million from $524.0 million at December 31, 2001. The growth in assets resulted primarily from the net increase of $13.2 million in cash and cash equivalents (primarily federal funds sold) and $17.4 million in net loans.

         The increase in federal funds sold at June 30, 2002 was mainly the result of increases in deposit accounts, loan repayments, and proceeds from sales and maturities of securities available for sale. The Company expects to use these funds to meet anticipated future loan demand.

         At June 30, 2002, increases in the loan portfolio were mainly attributed to growth in real estate secured mortgage loans of $24.0 million, which consisted primarily of $15.2 million in commercial real estate loans and $6.5 million in one to four family real estate loans. Such increases in loans were primarily offset by decreases of $2.7 million in commercial loans and $2.6 million in installment loans.

         At June 30, 2002, total liabilities increased $32.9 million, or 6.9%, to $507.2 million from $474.3 million at December 31, 2001. This increase was primarily the result of interest-bearing deposits, which rose $22.4 million to $374.7 million from $352.3 million at December 31, 2001. The growth was mainly the result of increases in savings accounts (including money market accounts) of $13.4 million, certificate of deposit accounts of $4.6 million, and interest bearing checking accounts of $4.4 million. Total interest bearing deposit growth was attributed to depositors maintaining higher balances and an increase in the number of deposit accounts.

         Non-interest   bearing  deposits  (including   repurchase   agreements)
increased $7.0 million to $88.3 million at June 30, 2002 from $81.3 million at December 31, 2001.

         At June 30, 2002, total stockholders' equity increased $3.4 million to $53.1 million from $49.7 million at December 31, 2001. The increase was due to net income of $4.5 million for the period and an increase of $900,000 in accumulated other comprehensive income (net of income taxes), offset by the purchase of $200,000 of Company stock, and dividends paid of $1.8 million. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on the available for sale securities due to fluctuations in interest rates. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

         Net income. Net income for the three months ended June 30, 2002 increased $200,000, or 13.8%, to $2.1 million from $1.9 million for the comparable three month period in 2001. Net income for the six months ended June 30, 2002 increased $1.0 million to $4.6 million from $3.6 million for the comparable six month period in 2001. The increases for the three and six months ended June 30, 2002 was the result of higher net interest income and other income offset by increases in other expenses.

         Interest income. Interest income for the three months ended June 30, 2002 decreased $600,000 to $8.3 million from $8.9 million for the comparable three month period in 2001. While the average balances of interest earning assets increased $20.6 million for the three months ended June 30, 2002, to $513.8 million from $493.2 million for the comparable period in 2001, the yield on these assets decreased 71 basis points to 6.50%, for the three months ended June 30, 2002 from 7.21% for the comparable period in 2001. Interest income for the six months ended June 30, 2002 decreased $1.2 million to $16.6 million from $17.8 million for the comparable period in 2001. The average balance of interest earning assets increased $24.1 million to $508.5 million, for the six months ended June 30, 2002 from $484.4 million for the comparable 2001 period. However, the average yield on these assets decreased 82 basis points to 6.51% for the six months ended June 30, 2002, from 7.33% for the comparable 2001 period. The reduction in short term interest rates by the Federal Reserve contributed to the decline in average yields in both the three and six month periods in 2002. See "Average Balance Sheet and Rate/Volume Analysis"

         Interest expense. Interest expense for the three months ended June 30, 2002 decreased $1.2 million to $3.2 million from $4.4 million for the comparable period in 2001. The change was primarily attributed to a 144 basis point decrease in the average cost of funds to 3.03% for the three months ended June 30, 2002 from 4.47% for the comparable period in 2001 offset by a $21.4 million increase in the average balance of interest bearing liabilities. Interest expense for the six months ended June 30, 2002 decreased $2.5 million to $6.4 million from $8.9 million for the comparable 2001 period. Such change was primarily the result of a 147 basis point decrease in the average cost of funds to 3.09% for the six months ended June 30, 2002 from 4.56% for the comparable six month period in 2001 offset by a $21.9 million increase in the average balance of interest bearing liabilities. The reduction of average cost of funds for the three and six month periods ended June 30, 2002 is reflective of the significant decrease in interest rates over the past year by the Federal Reserve. See "Average Balance Sheet and Rate/Volume Analysis"

Average Balance Sheet

The following table sets forth certain information relating to the company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                     -----------------------------------------------------------------------
                                          Three Months Ended June 30,           Three Months Ended June 30,
                                     -----------------------------------------------------------------------
                                                     2002                                 2001
                                                     ----                                 ----
                                     -----------------------------------------------------------------------
                                          Average                  Average   Average                Average
                                          Balance      Interest  Yield/Cost  Balance   Interest   Yield/Cost
                                     -----------------------------------------------------------------------
                                                 (In Thousands)                     (In Thousands)
                                     -----------------------------------------------------------------------
Interest-earning assets:
  Loans receivable    (1)                 $327,080        $6,080     7.44%   $301,070      6,099        8.10%
  Investment securities
      available for sale (2)               167,417         2,178     5.20%    169,792      2,548        6.00%
Other interest-earning assets (5)           19,299            86     1.78%     22,346        239        4.29%
                                          --------        ------             --------     ------
    Total interest earning assets         $513,796        $8,344     6.50%   $493,208     $8,886        7.21%
                                          ========        ======     ====    ========     ======        ====

Non-interest earning assets                 30,504                             19,096
                                          --------                           --------
    Total assets                          $544,300                           $512,304
                                          ========                           ========
Interest-bearing liabilities:
  Money market accounts                     61,025           314     2.06%     56,039        464        3.31%
  Certificates of Deposit                  196,367         1,910     3.89%    202,563      2,936        5.80%
  Other liabilities                        160,011           937     2.34%    137,396      1,026        2.99%
                                          --------        ------             --------     ------
    Total interest-bearing liabilities    $417,403        $3,161     3.03%   $395,998     $4,426        4.47%
                                          ========        ======     ====    ========     ======        ====

Non-interest-bearing liabilities            76,353                             68,844
                                          --------                           --------
    Total liabilities                     $493,756                           $464,842
                                          ========                           ========
Retained Earnings (6)                       50,544                             47,462
                                          --------                           --------
    Total liabilities and stockholders'
      equity                              $544,300                           $512,304
                                          ========                           ========
Net interest income                                       $5,183                          $4,460
                                                          ======                          ======
Interest rate spread (3)                                             3.47%                              2.74%
                                                                     ====                               ====
Net yield on interest-earning assets (4)                             4.03%                              3.62%
                                                                     ====                               ====
Ratio of average interest-earning
      assets to average interest-bearing
      liabilities                                                  123.09%                            124.55%
                                                                   ======                             ======

(1) Average balances include non-accrual loans, and are net of deferred loan fees.
(2)  Includes interest-bearing deposits in other financial institutions.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents annualized net interest income as a percentage of average interest earning assets.
(5)  Consists of federal funds sold.
(6) Includes capital stock, surplus and accumulated other comprehensive income, less treasury stock

Average Balance Sheet

The following table sets forth certain information relating to the company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                             Six Months Ended June 30,                     Six Months Ended June 30,
                                                         2002                                          2001
                                           ------------------------------------      ----------------------------------
                                            Average                   Average         Average                 Average
                                            Balance     Interest     Yield/Cost       Balance     Interest   Yield/Cost
                                           --------     --------     ----------      ---------    --------   ----------
                                                     (In Thousands)                              (In Thousands)
Interest-earning assets:
 Loans receivable(1)                       $322,097     $ 11,970         7.43%        $ 299,518   $ 12,151      8.11%
 Investment securities available for
  sale (2)                                  171,819        4,453         5.18           170,778      5,289      6.19
 Other interest-earning assets(5)            14,621          128         1.75            14,148        317      4.48
                                          ---------     --------                      ---------   --------
    Total interest earning assets         $ 508,537     $ 16,551         6.51%        $ 484,444   $ 17,757      7.33%
                                          =========     ========       ======         =========   ========    ======

Non-interest earning assets                  28,725                                      18,928
                                          ---------                                   ---------
    Total assets                          $ 537,262                                   $ 503,372
                                          =========                                   =========
Interest-bearing liabilities:
   Money market accounts                     59,471          612         2.06%           55,168        967       3.50%
   Certificates of Deposit                  197,296        3,928         3.98%          202,607      5,951       5.87%
   Other liabilities                        155,269        1,828         2.36%          132,320      1,979       2.99%
                                          ---------     --------                      ---------   --------
    Total interest-bearing liabilities    $ 412,036     $  6,368         3.09%        $ 390,095   $  8,897       4.56%
                                          =========     ========       ======         =========   ========     ======

Non-interest-bearing liabilities             74,945                                      67,182
                                          ---------                                   ---------

    Total liabilities                     $ 486,981                                   $ 457,277
                                          =========                                   =========

Retained Earnings (6)                     $  50,281                                   $  46,095
                                          =========                                   =========

    Total liabilities and stockholder's
      equity                              $ 537,262                                   $ 503,372
                                          =========                                   =========

Net interest income                                     $  10,183                                 $  8,860
                                                        =========                                 ========

Interest rate spread (3)                                                 3.42%                                   2.77%
                                                                       ======                                  ======
Net yield on interest-earning assets (4)                                 4.00%                                   3.66%
                                                                       ======                                  ======

Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                          123.42%                                 124.19%
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

Rate / Volume Analysis

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

                                            Three Month Period ended June 30, 2002      Six Month Period ended June 30, 2002
                                           -----------------------------------------------------------------------------------
                                                           2002 vs. 2001                             2002 vs. 2001
                                                           -------------                             -------------
                                                        Increase (Decrease)                       Increase (Decrease)
                                                              Due to                                     Due to
                                                              ------                                     ------
                                            Volume         Rate           Net          Volume         Rate          Net
                                            ------         ----           ---          ------         ----          ---

                                                          (In Thousands)                             (In Thousands)
Interest income:
  Loans receivable                          527             (546)         (19)          916          (1,097)         (181)
  Investment securities available for sale  (35)            (335)        (370)           32            (868)         (836)
  Other interest earning assets             (32)            (121)        (153)           11            (200)         (189)

  Total interest-earning assets             460           (1,002)        (542)          959          (2,165)       (1,206)
                                            ===           ======         ====           ===          ======        ======

Interest expense:

  Money market accounts                      42             (193)        (151)           75            (430)         (355)
  Certificates of deposit                   (90)            (936)      (1,026)         (156)         (1,867)       (2,023)
  Other liabilities                         168             (256)         (88)          343            (494)         (151)
  Total interest-bearing liabilities        120           (1,385)      (1,265)          262          (2,791)       (2,529)
                                            ===           ======       ======           ===          ======        ======

Net change in interest income               340              383          723           697             626         1,323
                                            ===              ===          ===           ===             ===         =====


         Provision for loan losses. For the three and six months ended June 30, 2002 the provision for loan losses was $250,000 and $500,000, respectively, compared to $100,000 and $175,000, respectively, for the comparable 2001 periods. The $150,000 increase for the three months ended June 30, 2002 was precipitated by net charge offs to the allowance for loan losses of $341,000. Such charge-offs relate primarily to two commercial loans of which one was charged down to 90% of its appraised value prior to being taken into the Company's other real estate and the other charged-off in its entirety based on the Company's evaluation. The $325,000 increase for the six months ended June 30, 2002 was also the result of increases to the commercial real estate portfolio.

         The evaluation for determining the provision includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such time. The Company continues to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as economic conditions dictate. Management continues to offer a wider variety of loan products coupled with the continued success of changing the mix of the products offered in the loan portfolio from lower yielding loans (i.e., one- to four-family loans) to higher yielding loans (i.e., equity loans, multi-family (five or more units) buildings, and commercial (nonresidential mortgages). Although the Company maintains its allowance for loan losses at a level that it considers to be adequate at the balance sheet date to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio.

         Other income. Total other income for the three months ended June 30, 2002 increased $300,000 to $1.3 million from $1.0 million for the comparable three month period in 2001. Total other income for the six months ended June 30, 2002 increased $800,000 to $2.6 million from $1.8 million for the comparable period in 2001. The increase in other income for the three and six months ended June 30, 2002 is mostly due to an increase in service fees and other income offset by a decrease in gains on securities available for sale. Service fees for the three and six months ended June 30, 2002 increased $118,000 and $400,000, respectively as a result of fees collected for rate modifications on existing loans and an increase in the charge and volume of returned checks. Other income for the three months ended June 30, 2002 increased $210,000 from the comparable 2001 period as a result of increased income recorded on bank owned life insurance, originally purchased by the Bank in December 2001, of $138,000, income generated from the use of the Bank's debit card and ATM usage which increased $42,000, and insurance revenues from the Company's title insurance company which increased $13,000, respectively. Other income for the six months ended June 30, 2002 increased $500,000 from the comparable 2001 period as a result of increased income recorded on bank owned life insurance of $272,000, income generated from the use of the Bank's debit card and ATM usage which increased $72,000, and insurance revenues from the Company's title insurance company which increased $26,000, respectively. Additionally, for the six months ended June 30, 2002 other income increased $102,000, from the comparable period in 2001, due to a gain on the sale of foreclosed property. Net Investment security gains for the three and six months ended June 30, 2002 fell $100,000 and $127,000, respectively, from the comparable period in 2001.

         Other expense. Total other expense for the three and six month period ended June 30, 2002 increased $500,000 and $700,000, respectively to $3.3 million and $6.1 million from $2.8 million and $5.4 million, respectively for the comparable three and six month period in 2001. Salaries and benefits increased $300,000 and $400,000, respectively from the comparable periods in 2001 due to increases in salaries and benefits and additional staffing. Occupancy expense for the three and six months ended June 30, 2002 increased $35,000 and $72,000, respectively, to $319,000 and $635,000 from $284,000 and
$563,000, respectively, for the comparable three and six month periods in 2001. Such an increase for the three and six month period was mostly due to depreciation expense related to equipment purchases for technological improvements. Other expenses for the three and six month periods ended June 30, 2002 increased $157,000 and $200,000, respectively, to $930,000 and $1.8 million from $773,000 and $1.6 million for the comparable periods in 2001. Such increases were related to the normal cost of doing business.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the six months ended June 30, 2002 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2001.

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

                  Disclosed in March 31, 2002 Form 10-Q.

Item 5.           Other Information

                  Not applicable.


Item 6.       Exhibits and Reports on Form 8-K
              (a)      Exhibits

                       3(i)     Articles of Incorporation of IBT Bancorp, Inc.*
                       3(ii)    Bylaws of IBT Bancorp, Inc.*
                       10       Change In Control Severance Agreement with Charles G. Urtin **
                       10.1     Deferred Compensation Plan For Bank Directors**
                       10.2     Retirement Agreement Between Irwin Bank & Trust Co. And
                                J. Curt Gardner**
                       10.3     Death Benefit Only Deferred Compensation Plan For Bank Directors effective as of January 1, 1990**
                       10.4     Retirement and Death Benefit Deferred  Compensation Plan For Bank Directors effective as of January
                                1, 1990**
                       10.5     2000 Stock Option Plan***
                       99.0     Certification  Pursuant  to 18 U.S.C.  Section  1350,  As Adopted  Pursuant  to Section  906 of the
                                Sarbanes-Oxley Act of 2002
                       -------------------------
                       *        Incorporated by reference to the identically
                                numbered  exhibits of the Registrant's  Form
                                10 (file no. 0-25903)
                       **       Incorporated by reference to the identically
                                numbered  exhibits of the Registrant's  Form
                                10K for December 31, 1999.
                       ***       Incorporated  by reference to the definitive
                                proxy  statement of the registrant  filed on
                                March 17, 2000.
              (b)      None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IBT BANCORP, INC.



Date:    August 12, 2002               By: /s/Charles G. Urtin
                                           ----------------------------------
                                           Charles G. Urtin
                                           President, Chief Executive Officer
                                           And Chief Accounting Officer
                                           (Duly authorized officer)