Form 10-Q
period 2002-09-30
IBT BANCORP INC
filed 2002-11-12
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q
(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2002
                                      ------------------

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________.

                           Commission File No. 0-25903


                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Pennsylvania                                25-1532164
---------------------------------------     ------------------------------------
(State of incorporation or organization)    (I.R.S. employer identification no.)


309 Main Street, Irwin, Pennsylvania                              15642
----------------------------------------                  ----------------------
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

Number of shares of Common Stock outstanding as of November 01, 2002: 2,977,655
                                                                      ---------

                                IBT BANCORP, INC.

                                    Contents

                                                                           Pages
                                                                           -----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements...........................................

          Consolidated balance sheets at September 30, 2002
          (unaudited) and December 31, 2001..............................   1

          Consolidated statements of income (unaudited) for
          the three months ended September 30, 2002 and 2001 ............   2

          Consolidated statements of cash flows (unaudited)
          for the three months ended September 30, 2002 and 2001.........   3

          Notes to consolidated financial statements.....................   4


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................   6

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk....................................................  12

  Item 4. Controls and Procedures........................................  12

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings..............................................  13

  Item 2. Changes in Securities and Use of Records.......................  13

  Item 3. Defaults upon Senior Securities................................  13

  Item 4. Submission of Matters to a Vote of Security-Holders............  13

  Item 5. Other Information..............................................  13

  Item 6. Exhibits and Reports on Form 8-K...............................  14

Signatures...............................................................  15

CONSOLIDATED BALANCE SHEETS

IBT BANCORP, INC. AND SUBSIDIARY

                                                    September 30, 2002   December 31, 2001
                                                    ------------------   -----------------
                                                       (unaudited)          (unaudited)
                                                    ------------------   -----------------

ASSETS
   Cash and due from banks                           $  15,173,359        $  16,751,407
   Interest-bearing deposits in banks                    1,348,638            7,373,528
   Federal funds sold                                   13,153,000            1,094,000
   Certificates of deposit                                 100,000              100,000
   Securities available for sale                       166,364,262          160,866,698
   Federal Home Loan Bank stock, at cost                 2,362,400            2,101,800
   Loans, net                                          354,966,019          315,131,774
   Premises and equipment, net                           4,733,710            4,655,510
   Other assets                                         16,766,756           15,969,430
                                                     -------------        -------------

Total Assets                                         $ 574,968,144        $ 524,044,147
                                                     =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Deposits
       Non-interest bearing                          $  73,222,657        $  70,121,716
       Interest-bearing                                380,079,700          352,340,377
                                                     -------------        -------------

       Total deposits                                  453,302,357          422,462,093

   Repurchase agreements                                20,639,145           11,207,072
   Accrued interest and other liabilities                5,470,923            5,650,276
   FHLB advances                                        40,000,000           35,000,000
                                                     -------------        -------------

   Total liabilities                                   519,412,425          474,319,441

Stockholders' Equity
   Capital stock, par value $1.25 per share,
      50,000,000 shares  authorized, 3,023,799
      shares issued, 2,977,655 and 2,985,695
      shares outstanding at September 30, 2002
      and December 31, 2001, respectively                3,779,749            3,779,749
   Surplus                                               2,073,102            2,073,102
   Retained earnings                                    47,795,515           43,613,936
   Accumulated other comprehensive income                3,250,619            1,342,672
                                                     -------------        -------------

                                                        56,898,985           50,809,459
   Less:  Treasury stock, at cost                       (1,343,266)          (1,084,753)
                                                     -------------        -------------

   Total stockholders' equity                           55,555,719           49,724,706
                                                     -------------        -------------

Total Liabilities and Stockholders' Equity           $ 574,968,144        $ 524,044,147
                                                     =============        =============


     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

IBT BANCORP, INC. AND SUBSIDIARY

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       ----------------------------    ----------------------------
                                                           2002            2001            2002           2001
                                                       ------------    ------------    ------------   -------------
                                                                (unaudited)                    (unaudited)
                                                       ----------------------------    ----------------------------
Interest Income
      Loans, including fees                            $  6,340,002     $ 6,090,559    $ 18,310,509    $ 18,241,857
      Investment securities                               2,114,968       2,615,809       6,567,712       7,905,044
      Federal funds sold                                     68,499         157,796         196,724         474,580
                                                       ------------     -----------    ------------    ------------

      Total interest income                               8,523,469       8,864,164      25,074,945      26,621,481
Interest Expense
      Deposits                                            2,655,506       3,667,390       7,880,519      11,482,032
      FHLB advances                                         530,947         470,547       1,586,297       1,349,431
      Repurchase agreements                                  47,563          99,697         135,604         302,914
                                                       ------------     -----------    ------------    ------------

      Total interest expense                              3,234,016       4,237,634       9,602,420      13,134,377
                                                       ------------     -----------    ------------    ------------
Net Interest Income                                       5,289,453       4,626,530      15,472,525      13,487,104
Provision for Loan Losses                                   300,000          90,000         800,000         265,000
                                                       ------------     -----------    ------------    ------------
Net Interest Income after Provision
      for Loan Losses                                     4,989,453       4,536,530      14,672,525      13,222,104

Other Income (Losses)
      Service fees                                          590,644         428,143       1,758,378       1,266,989
      Investment security gains                              64,315         155,207         195,840         391,338
      Investment security losses                            (37,169)             --         (62,094)         (2,188)
      Other income                                          689,936         458,415       2,004,848       1,211,402
                                                       ------------     -----------    ------------    ------------

      Total other income                                  1,307,726       1,041,765       3,896,972       2,867,541
Other Expenses
      Salaries                                            1,280,647       1,025,592       3,818,825       3,126,987
      Pension and other employee benefits                   326,248         287,141         951,212         870,955
      Occupancy expense                                     349,741         289,717         984,785         852,736
      Data processing expense                               191,354         188,001         534,919         543,866
      ATM expense                                            88,266          97,906         267,179         296,816
      Other expenses                                        934,999         897,472       2,728,101       2,471,989
                                                       ------------     -----------    ------------    ------------

      Total other expenses                                3,171,255       2,785,829       9,285,021       8,163,349
                                                       ------------     -----------    ------------    ------------
Income Before Income Taxes                                3,125,924       2,792,466       9,284,476       7,926,296
Provision for Income Taxes                                  834,259         808,084       2,419,096       2,293,375
                                                       ------------     -----------    ------------    ------------
Net Income                                             $  2,291,665     $ 1,984,382    $  6,865,380    $  5,632,921
                                                       ============     ===========    ============    ============

Basic Earnings per Share                               $       0.77     $      0.66    $       2.30    $       1.88
                                                       ============     ===========    ============    ============

Diluted Earnings per Share                             $       0.77     $      0.66    $       2.29    $       1.88
                                                       ============     ===========    ============    ============

Dividends per Share                                    $       0.30     $      0.26    $       0.90    $       0.78
                                                       ============     ===========    ============    ============



     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

IBT BANCORP, INC. AND SUBSIDIARY

                                                              Nine Months Ended September 30,
                                                              --------------------------------
                                                                  2002               2001
                                                              -------------     --------------
                                                                           (unaudited)
                                                              --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                              $   6,865,380     $   5,632,921
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                              506,565           445,365
          Net amortization/accretion of
            premiums and discounts                                  233,950            45,764
          Net investment security gains                            (133,746)         (389,150)
          Provision for loan losses                                 800,000           265,000
          Increase (decrease) in cash due
            to changes in assets and liabilities:
              Other assets                                         (599,702)        1,420,690
              Accrued interest and other liabilities             (1,162,283)         (972,895)
                                                              -------------     -------------
      Net Cash From Operating Activities                          6,510,164         6,447,695

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificates of deposit                                --        (2,606,400)
      Proceeds from maturity of certificates
        of deposit                                                       --         4,100,000
      Proceeds from sales of securities
        available for sale                                       31,728,943         7,117,010
      Proceeds from maturities of securities
        available for sale                                       60,940,626        69,206,086
      Purchase of securities available for sale                 (95,376,460)      (85,744,534)
      Net loans made to customers                               (40,831,869)      (13,429,065)
      Purchases of premises and equipment                          (584,765)         (220,842)
      Purchase of Federal Home Loan Bank stock                     (260,600)         (137,500)
                                                              -------------      ------------
      Net Cash (Used By) From Investing Activities              (44,384,125)      (21,715,245)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                   30,840,264        19,218,623
      Net increase in securities sold
        under repurchase agreement                                9,432,073         1,520,365
      Dividends paid                                             (2,683,801)       (2,336,996)
      Proceeds from FHLB advances                                 5,000,000         9,000,000
      Repayment of long-term debt                                        --        (2,000,000)
      Purchase of treasury stock                                   (258,513)         (395,278)
                                                              -------------     -------------
Net Cash From Financing Activities                               42,330,023        25,006,714
                                                              -------------     -------------
Net Change in Cash and Cash Equivalents                           4,456,062         9,739,164
Cash and Cash Equivalents at Beginning of Period                 25,218,935        21,746,395
                                                              -------------     -------------
Cash and Cash Equivalents at End of Period                    $  29,674,997     $  31,485,559
                                                              =============     =============


     The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC. AND SUBSIDIARY

Period Ended September 30, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2001.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 2,981,167 and 2,977,655 for the three and nine months ended September 30, 2002, respectively and 2,990,469 and 2,996,389 for the three and nine months ended September 30, 2001, respectively.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2002 and 2001 was $3,366,157 and $3,193,880, respectively and for the nine months ended September 30, 2002 and 2001 was $8,773,327 and $8,001,882, respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                                September 30, 2002
                                    ------------------------------------------------------------------
                                                           Gross             Gross
                                      Amortized          Unrealized        Unrealized        Market
                                        Cost               Gains             Losses          Value
                                    -------------       ------------      ------------   -------------
Obligations of
   U.S. Government Agencies         $  68,547,254       $  1,620,130      $  (539,964)   $  69,627,420
Obligations of State and
   political sub-divisions             37,003,626          2,144,952           (1,017)      39,147,561
Mortgage-backed securities             54,872,781          1,599,939          (27,629)      56,445,091
Other securities                          519,428             43,312               --          562,740

Equity securities                         495,994             85,456               --          581,450
                                    -------------       ------------      -----------    -------------

                                    $ 161,439,083       $  5,493,789      $  (568,610)   $ 166,364,262
                                    =============       ============      ===========    =============

IBT BANCORP, INC. AND SUBSIDIARY

Period Ended September 30, 2002



NOTE E - STOCK OPTION PLAN

In May 2002, 35,500 additional stock options were granted to employees and directors under the 2000 Stock Option Plan at an exercise price of $32.88 per share. Stock options granted to directors become exercisable six months after the grant date and employee stock options become exercisable as vested over a three-year period. As of September 30, 2002, 129,500 stock options have been granted, of which 60,166 are exercisable as follows: 44,000 are exercisable at $24.50 per share and 16,166 are exercisable at $23.00 per share.

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


FINANCIAL CONDITION

     On September 30, 2002, total assets increased $51.0 million, or 9.7%, to $575.0 million from $524.0 million at December 31, 2001. Asset growth resulted primarily from the increase of $39.9 in net loans coupled with increases in cash and cash equivalents and securities available for sale of $4.65 million and $5.5 million, respectively.

     At September 30, 2002, increases in the loan portfolio were mainly attributed to growth in real estate secured mortgage loans of $30.5 million, which consisted primarily of $12.5 million in five or more family residential loans, $10.7 million in commercial real estate loans and $7.8 million in one to four family real estate loans offset by a $500,000 decrease in one to four family real estate loans held for sale. Loans to municipalities also increased $6.5 million.

     At September 30, 2002, total liabilities increased $45.1 million, or 9.5%, to $519.4 million from $474.3 million at December 31, 2001. This increase was primarily the result of interest-bearing deposits, which rose $27.8 million to $380.1 million from $352.3 million at December 31, 2001. The growth was mainly the result of increases in certificate of deposit accounts of $16.1 million and savings accounts (including money market accounts) of $10.3 million. Total interest bearing deposit growth was attributed to depositors maintaining higher balances and an increase in the number of deposit accounts.

     Repurchase agreements increased $9.4 million to $20.6 million at September 30, 2002 from $11.2 million at December 31, 2001. Under the terms of the repurchase agreements, deposits in designated demand accounts of the customer are put into an investment vehicle which is used daily to purchase an interest in designated U.S. Government and agencies' securities. In turn, the Company agrees to repurchase these investments on a daily basis and pay the customer the daily interest earned based on the current market rate. Fluctuations in this account are caused by nature of the changes in daily interest rates and daily investments.

     At September 30, 2002, total stockholders' equity increased $5.9 million to $55.6 million from $49.7 million at December 31, 2001. The increase was due to net income of $6.9 million for the period and an increase of $1.9 million in accumulated other comprehensive income (net of income taxes), offset by the purchase of $258,000 of Company stock, and dividends paid of $2.7 million. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on the available for sale securities due to fluctuations in interest rates. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

     Net income. Net income for the three months ended September 30, 2002 increased $300,000, or 15.0%, to $2.3 million from $2.0 million for the comparable three month period in 2001. Net income for the nine months ended September 30, 2002 increased $1.3 million to $6.9 million from $5.6 million for the comparable nine month period in 2001. The increases for the three and nine months ended September 30, 2002 was the result of higher net interest income and other income offset by increases in other expenses.

     Interest income. Interest income for the three months ended September 30, 2002 decreased $400,000 to $8.5 million from $8.9 million for the comparable three month period in 2001. While the average balances of interest earning assets increased $31.4 million for the three months ended September 30, 2002, to $536.8 million from $505.4 million for the comparable period in 2001, the yield on these assets decreased 67 basis points to 6.35%, for the three months ended September 30, 2002 from 7.02% for the comparable period in 2001. Interest income for the nine months ended September 30, 2002 decreased $1.5 million to $25.1 million from $26.6 million for the comparable period in 2001. The average balance of interest earning assets increased $26.9 million to $518.3 million, for the nine months ended September 30, 2002 from $491.4 million for the comparable 2001 period. However, the average yield on these assets decreased 77 basis points to 6.45% for the nine months ended September 30, 2002, from 7.22% for the comparable 2001 period. The reduction in short term interest rates by the Federal Reserve contributed to the decline in average yields in both the three and nine month periods in 2002. See "Average Balance Sheet and Rate/Volume Analysis."

     Interest expense. Interest expense for the three months ended September 30, 2002 decreased $1.0 million to $3.2 million from $4.2 million for the comparable period in 2001. The change was primarily attributed to a 121 basis point decrease in the average cost of funds to 2.97% for the three months ended September 30, 2002 from 4.18% for the comparable period in 2001 offset by a $30.0 million increase in the average balance of interest bearing liabilities. Interest expense for the nine months ended September 30, 2002 decreased $3.5 million to $9.6 million from $13.1 million for the comparable 2001 period. Such change was primarily the result of a 138 basis point decrease in the average cost of funds to 3.05% for the nine months ended September 30, 2002 from 4.43% for the comparable nine month period in 2001 offset by a $24.7 million increase in the average balance of interest bearing liabilities. The reduction of average cost of funds for the three and nine month periods ended September 30, 2002 is reflective of the significant decrease in interest rates over the past year by the Federal Reserve. See "Average Balance Sheet and Rate/Volume Analysis."

     Average Balance Sheet

The following table sets forth certain information relating to the company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.



                                                  Three Months Ended September 30,       Three Months Ended September 30,
                                                 -----------------------------------    -----------------------------------
                                                              2002                                       2001
                                                 -----------------------------------    -----------------------------------
                                                   Average                 Average        Average                 Average
                                                   Balance     Interest   Yield/Cost      Balance     Interest   Yield/Cost
                                                 -----------------------------------    -----------------------------------
                                                            (In Thousands)                          (In Thousands)

Interest-earning assets:
 Loans receivable (1)                            $  350,146    $  6,340      7.24%      $  305,154    $  6,090      7.98%
 Investment securities available for sale (2)       171,804       2,115      4.92%         183,299       2,616      5.71%
 Other interest-earning assets (5)                   14,811          68      1.85%          16,960         158      3.72%
   Total interest earning assets                 $  536,761    $  8,523      6.35%      $  505,413    $  8,864      7.02%
                                                               ========    =======                    ========    =======

Non-interest earning assets                          29,856                                 18,504
                                                 ----------                             ----------
   Total assets                                  $  566,617                             $  523,917
                                                 ==========                             ==========

Interest-bearing liabilities:
 Money market accounts                               62,349         323      2.08%          55,045         408      2.96%
 Certificates of Deposit                            213,186       1,975      3.71%         207,625       2,824      5.44%
 Other liabilities                                  160,116         936      2.34%         143,047       1,005      2.81%
                                                 ----------    --------                 ----------    --------
   Total interest-bearing liabilities            $  435,651    $  3,234      2.97%      $  405,717    $  4,237      4.18%
                                                               ========    =======                    ========    =======

Non-interest-bearing liabilities                     77,278                                 69,926
                                                 ----------                             ----------
 Total liabilities                               $  512,929                             $  475,643
                                                 ==========                             ==========
Retained Earnings (6)                                53,688                                 48,274
                                                 ----------                             ----------

   Total liabilities and stockholders' equity    $  566,617                             $  523,917
                                                 ==========                             ==========

Net interest income                                            $  5,289                              $   4,627
                                                               ========                              =========
Interest rate spread (3)                                                     3.38%                                  2.84%
                                                                           =======                                =======
Net yield on interest-earning assets (4)                                     3.94%                                  3.66%
                                                                           =======                                =======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                              123.21%                                124.57%
                                                                           =======                                =======


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



                                                   Nine Months Ended September 30,        Nine Months Ended September 30,
                                                 -----------------------------------    -----------------------------------
                                                              2002                                       2001
                                                 -----------------------------------    -----------------------------------
                                                   Average                 Average        Average                 Average
                                                   Balance     Interest   Yield/Cost      Balance     Interest   Yield/Cost
                                                 -----------------------------------    -----------------------------------
                                                            (In Thousands)                          (In Thousands)

Interest-earning assets:
 Loans receivable (1)                            $  332,252    $ 18,310      7.35%      $  301,360    $ 18,242      8.07%
 Investment securities available for sale (2)       171,328       6,568      5.11%         174,883       7,905      6.03%
 Other interest-earning assets (5)                   14,698         197      1.78%          15,114         474      4.18%
   Total interest earning assets                 $  518,278    $ 25,075      6.45%      $  491,357    $ 26,621      7.22%
                                                               ========    =======                    ========    =======

Non-interest earning assets                          29,611                                 18,986
                                                 ----------                             ----------
   Total assets                                  $  547,889                               $510,343
                                                 ==========                             ==========

Interest-bearing liabilities:
 Money market accounts                               60,441         935      2.06%          55,132       1,374      3.32%
 Certificates of Deposit                            202,648       5,902      3.88%         204,288       8,775      5.73%
 Other liabilities                                  156,896       2,765      2.35%         135,927       2,985      2.93%
                                                 ----------    --------                 ----------    --------
   Total interest-bearing liabilities            $  419,985   $   9,602      3.05%      $  395,347    $ 13,134      4.43%
                                                               ========    =======                    ========    =======

Non-interest-bearing liabilities                     76,441                                 68,063
                                                 ----------                             ----------
 Total liabilities                               $  496,426                             $  463,410
                                                 ==========                             ==========
Retained Earnings (6)                                51,463                                 46,933
                                                  ---------                             ----------

   Total liabilities and stockholders' equity    $  547,889                             $  510,343
                                                 ==========                             ==========

Net interest income                                            $ 15,473                               $ 13,487
                                                               ========                               ========
Interest rate spread (3)                                                     3.40%                                  2.79%
                                                                           =======                                =======
Net yield on interest-earning assets (4)                                     3.98%                                  3.66%
                                                                           =======                                =======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                              123.40%                                124.29%
                                                                           =======                                =======

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

                                            Three Month Period ended September 30, 2002   Nine Month Period ended September 30, 2002
                                            -------------------------------------------   ------------------------------------------
                                                             2002 vs. 2001                                2002 vs. 2001
                                            -------------------------------------------   ------------------------------------------
                                                          Increase (Decrease)                          Increase (Decrease)
                                                                Due to                                        Due to
                                            -------------------------------------------   ------------------------------------------
                                               Volume           Rate            Net          Volume        Rate           Net
                                               ------           ----            ---          ------        ----           ---
                                                           (In Thousands)                              (In Thousands)

Interest income:
 Loans receivable                                898            (648)          250           1,872        (1,804)           68
 Investment securities available
   for sale                                     (164)           (337)         (501)           (161)       (1,176)       (1,337)
 Other interest earning assets                   (20)            (70)          (90)            (13)         (264)         (277)

   Total interest-earning assets                 714          (1,055)         (341)          1,698        (3,244)       (1,546)
                                                ====         =======       =======         =======       =======       =======

Interest expense:
 Money market accounts                            54            (139)          (85)            132          (571)         (439)
 Certificates of deposit                          76            (925)         (849)            (70)       (2,803)       (2,873)
 Other liabilities                               120            (189)          (69)            460          (680)         (220)

  Total interest-bearing liabilities             250          (1,253)       (1,003)            522        (4,054)       (3,532)
                                                ====         =======       =======         =======       =======       =======

Net change in net interest income                464             198           662           1,176           810         1,986
                                                ====         =======       =======         =======       =======       =======



     Provision for loan losses. For the three and nine months ended September 30, 2002 the provision for loan losses was $300,000 and $800,000, respectively, compared to $90,000 and $265,000, respectively, for the comparable 2001 periods. The increases in the provision for loan losses for the three months ended
September 30, 2002 were due to an increase of $22.5 million in net loans compared to an $8.3 million increase for the same period in 2001 and increases in additional aggregate loans classified as watch and substandard of $500,000 and $1.4 million, respectively. Increases in the provision for loan losses for the nine months ended September 30, 2002 were due to an increase in net loans of $50.0 million to $355.0 million from $305.0 million at September 30, 2001, net charge offs of $330,000, and increases in additional aggregate loans classified as watch and substandard of $9.6 million and $3.6 million, respectively.

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

     Other income. Total other income for the three months ended September 30, 2002 increased $300,000 to $1.3 million from $1.0 million for the comparable three month period in 2001. Total other income for the nine months ended September 30, 2002 increased $1.0 million to $3.9 million from $2.9 million for the comparable period in 2001. The increase in other income for the three and nine months ended September 30, 2002 is mostly due to an increase in service fees and other income offset by a decrease in gains on securities available for sale. Service fees for the three and nine months ended September 30, 2002 increased $200,000 and $500,000, respectively as a result of net fees from rate modifications on existing loans and an increase in the amount charged for and volume of returned checks. Other income for the three months ended September 30, 2002 increased $200,000 from the comparable 2001 period primarily as a result of increased income recorded on bank owned life insurance, originally purchased by the Bank in December 2001, of $141,000 and income generated from the use of the Bank's debit card and ATM usage which increased $35,000. Other income for the nine months ended September 30, 2002 increased $800,000 from the comparable 2001 period as a result of increased income recorded on bank owned life insurance of $413,000, income generated from the use of the Bank's debit card and ATM usage which increased $126,000, and commissions received from Uvest investment services which increased $14,000. Additionally, for the nine months ended September 30, 2002 other income increased $102,000, from the comparable period in 2001, due to a gain on the sale of foreclosed property. Net Investment security gains for the three and nine months ended September 30, 2002 fell $100,000 and $300,000, respectively, from the comparable period in 2001.

     Other expense. Total other expense for the three and nine month period ended September 30, 2002 increased $400,000 and $1.1 million, respectively to $3.2 million and $9.3 million from $2.8 million and $8.2 million, respectively for the comparable three and nine month period in 2001. Salaries and benefits increased $300,000 and $700,000, respectively from the comparable periods in 2001 due to increases in salaries and benefits and additional staffing. Occupancy expense for the three and nine months ended September 30, 2002 increased $60,000 and $132,000, respectively, to $350,000 and $985,000 from $290,000 and $853,000, respectively, for the comparable three and nine month periods in 2001. Such increases for the three and nine month periods were predominantly due to depreciation expense related to equipment purchases for technological improvements. ATM expenses for the three and nine month periods ended September 30, 2002 decreased $10,000 and $30,000, respectively due to savings realized from a new service contract. Other expenses for the three and nine month periods ended September 30, 2002 increased $38,000 and $256,000, respectively, to $935,000 and $2.7 million from $897,000 and $2.5 million for the comparable periods in 2001. Such increases were related to the normal cost of doing business.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes for the nine months ended September 30, 2002 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2001.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure  controls and procedures  Based on their evaluation
-----------------------------------------------------
as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes  in  internal  controls  There were no  significant  changes in the
------------------------------------
Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                                   IBT BANCORP, INC.



Date:  November 12, 2002           By:  /s/ Charles G. Urtin
                                        ----------------------------------------
                                        Charles G. Urtin
                                        President, Chief Executive Officer
                                        (Duly authorized officer)



Date:  November 12, 2002           By:  /s/ Raymond G. Suchta
                                        ----------------------------------------
                                        Raymond G. Suchta
                                        Vice President, Chief Financial Officer
                                        (Duly authorized officer)

                            SECTION 302 CERTIFICATION


     I, Charles G. Urtin, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of IBT Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002                 /s/ Charles G. Urtin
       -----------------------------     ---------------------------------------
                                         Charles G. Urtin
                                         President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I, Raymond Suchta, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of IBT Bancorp, Inc ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002                /s/ Raymond Suchta
       -----------------------------    ----------------------------------------
                                        Raymond Suchta
                                        Chief Financial Officer