Form 10-K
period 2002-12-31
IBT BANCORP INC
filed 2003-03-14
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2002

                                     - OR -

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________  to __________________

Commission File Number: 0-25903

                                IBT BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                    25-1532164
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

        309 Main Street, Irwin, Pennsylvania                   15642
     ----------------------------------------                ----------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:       (724) 863-3100
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                            ----------

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
YES   X      NO    .
     ---        ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2).   YES   X     NO    .
                                                ---       ---

         Based on the closing sales price of $38.30 per share of the registrant's common stock on March 3, 2003, as reported on the OTC Bulletin Board, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $99,430,094 million. As of March 3, 2003, there were 2,977,655 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1.   Portions of 2002 Annual Report to Stockholders (Parts II and IV)
     2.   Portions  of  Proxy   Statement   for  the  2003  Annual   Meeting  of
          Stockholders. (Part III)

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

         Irwin Bank & Trust Co. (the "Bank") was incorporated in 1922 under the laws of Pennsylvania as a commercial bank under the name "Irwin Savings and Trust Company." The Bank engages in a full service mortgage, commercial and consumer banking business, as well as trust and a variety of deposit services provided to its customers. At December 31, 2002, the Bank operated through its main office, five branch offices, a loan center, and a trust office as well as through five supermarket branches under the name "Irwin Bank Extra." The Bank's main office, full service branch offices, loan center, trust office and supermarket branches are located in the Pennsylvania counties of Westmoreland and Allegheny. The Bank's web site is "www.myirwinbank.com."

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

                                                                             At December 31,
                                 ------------------------------------------------------------------------------------------------
                                        2002                  2001                2000               1999               1998
                                 -----------------    ----------------    -----------------   ----------------   ----------------
                                     $         %          $        %          $         %         $        %         $        %
                                 --------  -------    -------- -------    --------  -------   -------- -------   -------- -------
                                                                         (Dollars in Thousands)
Type of Loans:
  Mortgage.....................  $210,244    57.87%   $173,214   54.55%   $152,753    51.95   $130,348   49.56   $123,494   51.31
  Installment..................    59,321    16.33      64,053   20.17      65,327    22.22     61,983   23.57     52,418   21.78
  Commercial...................    58,634    16.14      55,185   17.38      52,676    17.92     47,294   17.98     45,232   18.79
  Home equity lines of credit..    15,832     4.36      11,001    3.47      10,067     3.42      8,886    3.38      8,588    3.57
  PHEAA (1)....................     6,900     1.90       6,950    2.19       6,632     2.26      6,166    2.34      5,043    2.10
  Municipal....................    11,190     3.08       5,369    1.69       5,945     2.02      6,347    2.41      3,616    1.50
  Credit cards.................        32      .01          32     .01          --       --      1,780     .68      1,808     .75
  Other........................     1,148      .31       1,715     .54         611      .21        210     .08        477     .20
                                 --------    -----    --------   -----    --------    -----   --------   -----   --------   -----
Total loans....................   363,301   100.00%    317,519  100.00%    294,011   100.00%   263,014  100.00%   240,676  100.00%
                                            ======              ======               ======             ======             ======
Less:
  Unearned discount............        --                   --                  --                  --                 --
  Deferred loan origination
    fees and costs.............       557                  273                 178                 146                144
  Allowance for loan losses....     2,873                2,114               1,919               2,366              2,228
                                 --------             --------            --------           ---------           --------
Total loans, net...............  $359,871             $315,132            $291,914           $ 260,502           $238,304
                                 ========             ========            ========           =========           ========

_________________________
(1)      Pennsylvania Higher Education Assistance Authority.

         Loan Maturity Table. The following table sets forth maturities and interest rate sensitivity for all categories of loans as of December 31, 2002. Scheduled repayments are reported in the maturity category in which payment is due.

                                            Home
                                            equity
                                            lines of                               PHEAA               Credit
                               Mortgage     credit(2)    Installment  Commercial    (1)     Municipal  Cards (2)  Other     Total
                               --------     ----------   -----------  ----------    ---     ---------  ---------  -----     -----
                                                                          (In Thousands)

1 year or less............    $   8,326     $ 15,832       $  9,398    $ 18,518   $     --   $ 11,190  $   32    $   533   $ 63,829
                               --------     --------       --------    --------   --------   --------  ------    -------   --------

After 1 year:
  1 to 5 years............       46,088           --         26,238      14,048      6,900         --      --         38     93,313
  After 5 years...........      155,830           --         23,685      26,068         --         --      --        577    206,159
                               --------     --------       --------    --------   --------   --------  ------    -------   --------
Total due after one year..      201,918           --         49,923      40,116      6,900         --      --        615    299,472
                               --------     --------       --------    --------   --------   --------  ------    -------   --------
Total amount due..........     $210,244     $ 15,832       $ 59,321    $ 58,634   $  6,900   $ 11,190  $   32    $ 1,148   $363,301
                               ========     ========       ========    ========   ========   ========  ======    =======   ========

______________________
(1) PHEAA loans are sold when repayment begins; assumption is that all PHEAA loans will mature in 1 to 5 years.
(2) Home equity credit lines and credit card loans have no stated maturities; therefore they are classified as due in one year or less.

         The following table sets forth, as of December 31, 2002, the dollar amount of all loans due after December 31, 2003, based upon fixed rates of interest or floating or adjustable interest rates.


                                                Floating or
                          Fixed Rates        Adjustable Rates           Total
                          -----------        ----------------           -----
                                              (In Thousands)

Mortgage(1)  .........     $ 189,893             $12,025              $201,918
Installment...........        48,524               1,399                49,923
Commercial............        19,287              20,829                40,116
PHEAA.................            --               6,900                 6,900
                            --------             -------              --------
     Total............      $257,704             $41,153              $298,857
                            ========             =======              ========
__________________________
(1) Included in the mortgage loans portfolio are commercial real estate loans. Commercial real estate loans are fixed rate loans that are primarily callable loans, which reprice every three, five or ten years, based upon the interest rate on similar loans at the time of repricing. See "Mortgage loans."

         Mortgage Loans. The Registrant's primary lending activity consists of the origination of residential and commercial mortgage loans secured by property in its primary market area. The mortgage loan portfolio consists of one-to four-family residential mortgage loans, commercial real estate loans, and construction loans.

         The Registrant had approximately $86.6 million of one- to four-family residential mortgage loans in its mortgage loan portfolio at December 31, 2002. The Registrant generally originates one- to four-family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Registrant will originate residential mortgage loans in an amount up to 95% of the appraised value of a mortgaged property, however, mortgage insurance for the borrower is required. The Registrant offers residential fixed rate loans and adjustable rate loans with amortization periods ranging from 15 to 30 years. Interest rates for adjustable rate loans for residences adjust every 12 months based upon the weekly average yield on the one year U.S. Treasury securities, plus a margin of 2.75 percentage points. These adjustable rate loans have an interest rate cap of 2% per year and 6% over the life of the loan, and are originated for retention in the portfolio.

         Fixed rate loans are underwritten in accordance with Federal National Mortgage Association guidelines ("Fannie Mae"). Currently, loans underwritten in accordance with FannieMae guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Registrant generally charges a higher interest rate if loans are not saleable under FannieMae guidelines. At December 31, 2002, $195.7 million of the Registrant's mortgage portfolio consisted of long-term fixed rate mortgage loans of which $2.4 million were classified as held for sale. The Registrant does not service any loans that are sold and the Registrant is generally not liable for these loans (i.e., "nonrecourse loans").

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

         The Registrant's commercial real estate mortgage loans are long-term loans secured primarily by multi-family dwelling units and commercial real estate. Essentially all originated commercial real estate loans are within its market area. Commercial real estate loans are originated at both fixed rate and adjustable rates of interest. Fixed rate loans are primarily callable loans having terms of up to 20 years. Callable loans reprice every three, five or ten years based upon the interest rate on similar loans at the time of repricing. At these specific time periods, the Registrant has the right but not the obligation to either accelerate the loan balance or adjust the interest rate of these loans.

         Adjustable rate commercial mortgage loans have interest rates set at the six month U.S. treasury bill rate, plus a margin of up to 3.75%. Adjustable rate commercial mortgage loans have terms of up to 20 years and generally have no maximum interest rate.

         As of December 31, 2002, the Registrant's commercial real estate loans totaled $87.4 million of the mortgage portfolio. Typically, commercial real estate loans are originated in amounts up to 75% of the appraised value of the mortgaged property.

         The Registrant also originates loans to finance the construction of one-to four-family dwellings and commercial real estate. Generally, the Registrant only makes interim construction loans to individuals if it also makes the long-term one-to four-family residential mortgage loan on the property. Interim construction loans generally have terms of up to nine months with fixed rates of interest. At December 31, 2002, such loans totaled $6.4 million and $15.5 million, respectively, of the Registrant's total mortgage loan portfolio.

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

         Installment Loans. Installment loans primarily consist of home equity term loans and to a lesser extent automobile loans. Home equity loans are secured primarily by one- to four-family residences. The Registrant originates these loans with fixed rates with terms of up to 20 years. These loans are subject to 80% combined loan-to-value limitation, including any outstanding mortgages or liens, without requiring mortgage insurance. The Registrant will originate home equity loans in an amount up 100% of the appraised value, however, mortgage insurance for the borrower may be required. The Registrant originates automobile loans with fixed rates of interest and terms of up to five years. At December 31, 2002, home equity term loans totaled $59.3 million.

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

         Loan Approval Authority and Underwriting. The Registrant establishes various lending limits for its officers and maintains an officer review committee. Certain officers generally have authority to approve loans up to $250,000. Loans up to $700,000 are approved by an officer review committee ("ORC"). The ORC consists of the President and at least four other officers appointed by the President. All loans over $700,000 are approved by the Board of Directors.

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

         Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 2002, commitments to cover originations of loans totaled $75.5 million.

         Loans to One Borrower. Federal regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus. If the loan is secured by readily marketable collateral, the limit is 25% of unimpaired capital and unimpaired surplus. The Registrant currently conducts its lending activity under the Pilot Program for Residential Real Estate and Small Business Loans, which is authorized under applicable federal statute through June 30, 2004. The loan-to-one borrower limit under the Pilot Program is 25% of the capital of the Bank or $10 million whichever is lower.

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

                                                    At December 31, 2002
                                                    --------------------
                                                       (In Thousands)
           Special Mention.........................        $13,044
           Substandard.............................          9,518
           Doubtful................................              9
           Loss....................................             --
                                                           -------
                 Total.............................        $22,571
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

         Allowance for Losses on Loans. Management periodically estimates the likely level of losses on loans to determine whether the allowance for loan losses is adequate to absorb losses in the existing portfolio for unidentified loans as well as classified loans. Based on these estimates, a provision for loan losses is charged to operations in order to adjust the allowance to a level determined to be adequate to absorb anticipated future losses. The allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Large groups of smaller balance homogeneous loans are valued collectively for impairment. The amount of loss reserve is calculated using historical loss rates, net of recoveries, adjusted for environmental, and other qualitative factors such as industry, geographical, economic and political factors that can affect loss rates or loss measurements. Allowances for losses on specifically identified loans that are determined to be impaired are calculated based upon collateral value, market value, if determinable, or the present value of estimated future cash flows. The allowance is increased by a charge to operations, and reduced by charge-offs, net of recoveries.

         The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses, which may be realized in the future, and that additional provisions for losses on loans will not be required.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                                    December 31,
                                                          ----------------------------------------------------------------
                                                            2002           2001          2000          1999         1998
                                                          --------       --------      --------     ---------     --------
                                                                               (Dollars in Thousands)
Total loans outstanding........................           $362,744       $317,246      $293,833     $ 262,868     $240,532
                                                          ========       ========      ========     =========     ========
Average loans outstanding......................           $337,600       $304,080      $279,400     $ 251,574     $226,984
                                                          ========       ========      ========     =========     ========
Allowance balances (at beginning of  period)...           $  2,114       $  1,919      $  2,366     $   2,228     $  2,340
Provision (credit):
   Mortgage....................................                930            200            30            30           30
   Installment.................................                 25            100            30            30           30
   Commercial..................................                145            200           240           225          225
   Home equity lines of credit.................                 --             --            --            --           --
   PHEAA.......................................                 --             --            --            --           --
   Municipal...................................                 --             --            --            --           --
   Credit cards................................                 --             --            --            15           15
   Other.......................................                 --             --            --            --           --
Net (charge-offs) recoveries:
  Mortgage.....................................               (219)          (203)         (34)           (21)         (19)
  Installment..................................                (59)           (90)         (72)           (24)         (28)
  Commercial...................................                (63)           (14)        (616)          (102)        (324)
  Home equity lines of credit..................                 --             --            --            --           --
  PHEAA........................................                 --             --            --            --           --
  Municipal....................................                 --             --            --            --           --
  Credit cards.................................                 --              2          (25)           (15)         (41)
  Other........................................                 --             --            --            --           --
                                                          --------       --------      --------     ---------     --------
Allowance balance (at end of period)...........           $  2,873       $  2,114      $  1,919     $   2,366     $  2,228
                                                          ========       ========      ========     =========     ========
Allowance for loan losses as a percent
  of total loans outstanding...................              0.79 %         0.67 %         0.65%         0.90%        0.93%
                                                          ========       ========      ========     =========     ========
Net loans charged off as a percent of
  average loans outstanding....................              0.10 %         0.10 %         0.27%         0.06%        0.18%
                                                          ========       ========      ========     =========     ========

                                                         8

         Allocation of the Allowance For Loan Losses. The following table sets forth the allocation of the Registrant's allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated.

                                                                          At December 31,
                                   --------------------------------------------------------------------------------------------
                                          2002             2001                 2000                 1999              1998
                                   ----------------   --------------       -------------         --------------   -------------
                                             % of              % of                % of                  % of             % of
                                             Loans             Loans               Loans                  Loans           Loans
                                            to Total          to Total            to Total              to Total         to Total
                                   Amount     Loans   Amount   Loans       Amount  Loans         Amount   Loans   Amount  Loans
                                   ------     -----   ------   -----       ------  -----         ------   -----   ------  -----
                                                                       (Dollars in Thousands)
At end of period allocated to:
  Mortgage.......................  $2,183     57.87%  $1,120    54.55%   $    651    51.95%      $  603    49.56% $  604    51.31%
  Installment....................     194     16.33      409    20.17         414    22.22          345    23.57     380    21.78
  Commercial.....................     432     16.14      501    17.38         786    17.92        1,293    17.98   1,100    18.79
  Home equity lines of credit....      64      4.36       60     3.47          51     3.42           54     3.38      44     3.57
  PHEAA..........................      --      1.90       11     2.19          10     2.26            9     2.34       8     2.10
  Municipal......................      --      3.08        8     1.69           1     2.02           10     2.41       5     1.50
  Credit cards...................      --       .01       --      .01          --       --           45      .68      80      .75
  Other..........................      --       .31        5      .54           6      .21            7      .08       7      .20
                                   ------    ------   ------   ------      ------   ------       ------   ------  ------   ------
Total allowance..................  $2,873    100.00%  $2,114   100.00%     $1,919   100.00%      $2,366   100.00% $2,228   100.00%
                                   ======    ======   ======   ======      ======   ======       ======   ======  ======   ======

Nonperforming and Problem Assets

         Loan Delinquencies. When a loan becomes 16 days past due, a notice of nonpayment is sent to the borrower. Telephone collection calls, letters and/or visits to the borrower are initiated at or after 16 days of the due date missed in an effort to resolve the delinquency. Generally, if the loan continues in a delinquent status for 90 days past due and no repayment plan has been reached, foreclosure, liquidation or other legal proceedings may be initiated.

         Loans are reviewed on a monthly basis and are placed on a non-accrual status when the loan becomes more than 90 days delinquent and when, in our opinion, the collection of additional interest is doubtful. Normally, interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. No loans were categorized as troubled debt restructurings within the meaning of SFAS 15 and there were no impaired loans within the meaning of SFAS 114, as amended by SFAS 118.

                                                                     At December 31,
                                                        --------------------------------------------
                                                        2002      2001      2000      1999      1998
                                                        ----      ----      ----      ----      ----
                                                                    (Dollars In Thousands)
Loans accounted for on a non-accrual basis:
  Mortgage ........................................   $  446    $  940    $   --    $   --    $   --
  Home equity lines of credit .....................       --        --        --        60        --
  Installment .....................................       77        27        --        --        --
  Commercial ......................................       96        60        --        91        12
  PHEAA ...........................................       --        --        --        --        --
  Municipal .......................................       --        --        --        --        --
  Credit cards ....................................       --        --        --        --        --
  Other ...........................................       --        --        --        --        --
                                                      ------    ------    ------    ------    ------
Total .............................................   $  619    $1,027    $   --    $  151    $   12
                                                      ------    ------    ------    ------    ------
Accruing loans which are contractually past
  due 90 days or more:
  Mortgage ........................................      728       559     1,067       998       788
  Installment .....................................       --         3        10        21         3
  Commercial ......................................       41         7       157       568       629
  Home equity lines of credit .....................       --        --        --        --        --
  PHEAA ...........................................       --        --        --        --        --
  Municipal .......................................       --        --        --        --        --
  Credit cards ....................................       --        --        --         3         8
  Other ...........................................       --        --        --        --        --
                                                      ------    ------    ------    ------    ------
Total .............................................      769       569     1,234     1,590     1,428
                                                      ------    ------    ------    ------    ------
Total non-accrual and accrual loans ...............    1,388     1,596     1,234     1,741     1,440
                                                      ------    ------    ------    ------    ------
Other real estate owned ...........................      637       239       132       141       128
                                                      ------    ------    ------    ------    ------
Other non-performing assets .......................       --        --        --        --        --
                                                      ------    ------    ------    ------    ------
Total non-performing assets .......................   $2,025    $1,835    $1,366    $1,882    $1,568
                                                      ======    ======    ======    ======    ======
Total non-accrual and accrual loans to net loans ..      .39%      .51%      .42%      .67%      .60%
                                                      ======    ======    ======    ======    ======
Total non-accrual and accrual loans to total assets      .24%      .30%      .25%      .39%      .35%
                                                      ======    ======    ======    ======    ======
Total non-performing assets to total assets .......      .35%      .35%      .28%      .42%      .38%
                                                      ======    ======    ======    ======    ======

Investment Activities

         The Registrant maintains a level of liquid assets, including short-term securities and certain other investments, which vary depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2002, the Registrant had securities classified as "available for sale" in the amount of $186.7 million and had no securities classified as "held to maturity" or "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2002, the Registrant's securities available for sale had an amortized cost of $182.7 million and market value of $186.7 million. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2002, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) mortgage-backed securities, (iv) municipal obligations, (v) banker's acceptances, (v) certificates of deposit, and (vi) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement the Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FreddieMac"), Government National Mortgage Association ("GinnieMae"), and Federal National Mortgage Association ("FannieMae").

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

Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio at the dates indicated:

                                                              At December 31
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (In Thousands)
Securities available for sale:
  Obligations of U.S. government agencies ...........  $ 80,503   $ 62,544   $ 97,812
  Mortgage-backed securities ........................    54,104     55,526     44,132
  Obligations of state and political subdivisions....    38,889     31,843     18,910
  Federal home loan bank stock ......................     3,153      2,102      1,964
  Equity securities .................................     9,318     10,214      4,236
  Other securities ..................................       750        739        820
                                                       --------   --------   --------
     Total securities available for sale ........ ...  $186,717   $162,968   $167,874
                                                       ========   ========   ========

                                       12

         Investment Portfolio Maturities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Registrant's investment securities portfolio as of December 31, 2002. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations.

                                                                      As of December 31, 2002
                                    ---------------------------------------------------------------------------------------------
                                                                            After Five      More than              Total
                                   One Year or Less   One to Five Years    to Ten Years     Ten Years       Investment Securities
                                   ----------------   ----------------- ---------------- ---------------- ------------------------
                                   Carrying  Average   Carrying Average Carrying Average Carrying Average Carrying Average  Market
                                    Value     Yield      Value   Yield   Value    Yield   Value    Yield   Value    Yield   Value
                                    -----     -----      -----   -----   -----    -----   -----    -----   -----    -----   -----
                                                                            (Dollars in Thousands)
Obligations of U.S.
    government agencies..........   $5,045     5.71%  $19,553     4.18% $54,893    3.85% $    --      -% $ 79,491    4.05%  $ 79,491
Mortgage-backed securities.......       --       --        --       --    8,116    4.98   45,988   5.49    54,104    5.42     54,104
Obligations of state and
    political subdivisions (1)...      376     4.81       955     5.14    5,812    5.11   31,746   4.99    38,889    5.01     38,889
Federal home loan bank stock.....       --       --        --       --       --      --    3,153   4.13     3,153    4.13      3,153
Equity securities................       --       --        --       --       --      --   10,516   4.01    10,516    4.01     10,516
Other securities  ...............       --       --       540     7.12       25    3.00      --      --       565    6.93        565
                                    ------            -------           -------          -------         --------           --------
     Total.......................   $5,421     5.65%  $21,048     4.29% $68,846    4.09% $91,403   5.10% $186,718    4.65%  $186,718
                                    ======     ====   =======     ====  =======    ====  =======   ====  ========    ====   ========

____________________
(1)      Average yields have not been computed on a tax-equivalent basis.

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

         The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining at December 31, 2002 (in thousands).


                                                   Certificates of
  Maturity Periods                                     Deposit
  ----------------                                     -------
  Three months or less......................           $30,032
  Over three through six months.............             6,383
  Over six through twelve months............             4,541
  Over twelve months........................            17,392
                                                       -------
        Total...............................           $58,348
                                                       =======

         Borrowings. Deposits are the primary source of funds for the Registrant's lending and investment activities as well as for general business purposes. Should the need arise, the Registrant has a maximum borrowing capacity with the FHLB of $261.5 million. At December 31, 2002, there were outstanding $40 million of long term FHLB borrowings.

Personnel

         As of December 31, 2002, the Registrant had 161 full-time and 56 part-time employees. None of the Registrant's employees are represented by a collective bargaining group.

Regulation of the Company

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

         General. The Company, as a bank holding company under the Bank Holding Company Act of 1956, as amended, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Pennsylvania Department of Banking. The Company is also required to file annually a report of its operations with the Federal Reserve and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

         Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the Company would directly or indirectly own or control more than 5% of such shares.

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

         A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

         Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve's bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act and (2) any non-banking activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

         Financial Modernization. The Gramm-Leach-Bliley Act, which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. In fiscal 2000, the Company submitted notice to the Federal Reserve and became a financial holding company.

         Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation. See "Regulation of the Bank - Regulatory Capital Requirements."

         Restrictions on Dividends. The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends that have caused its retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the Federal Deposit Insurance Corporation.

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

Regulation of the Bank

         General. As a Pennsylvania chartered insured commercial bank with deposits insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation or the United States Congress, could have a material impact on us and our operations.

         Federal law provides the federal banking regulators, including the Federal Deposit Insurance Corporation and the Federal Reserve, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

         Pennsylvania Savings Bank Law. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state chartered commercial banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         The code also provides state-chartered commercial banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Corporation Act, however, prohibits a state-chartered bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the Savings Association Insurance Fund and
(2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to us by the code is significantly restricted by the Federal Deposit Insurance Act.

         Federal Deposit Insurance. The Federal Deposit Insurance Corporation is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Federal Deposit Insurance Corporation administers two separate insurance funds, the Bank Insurance Fund, which generally insures commercial bank and state savings bank deposits, and the Savings Association Insurance Fund, which generally insures savings association deposits. The Bank is a member of the Bank Insurance Fund and its deposit accounts are insured by the Federal Deposit Insurance Corporation, up to prescribed limits.

         The Federal Deposit Insurance Corporation is authorized to establish separate annual deposit insurance assessment rates for members of the Bank Insurance Fund and the Savings Association Insurance Fund, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the Federal Deposit Insurance Corporation is authorized to levy emergency special assessments on Bank
Insurance Fund and Savings Association Insurance Fund members. The Federal Deposit Insurance Corporation's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation, with the assessment rate for most institutions set at 0%.

         In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal
government   established  to   recapitalize   the  predecessor  to  the  Savings
Association Insurance Fund. The current annual assessment rate is approximately ..0172% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At December 31, 2002, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

         The Federal Deposit Insurance Corporation's capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the Federal Deposit Insurance Corporation's regulation, the highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain mortgage and non-mortgage servicing assets and purchased credit card relationships.

         The Federal Deposit Insurance Corporation's regulations also require that state-chartered, non- member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank's allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

         A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The Federal Deposit Insurance Corporation's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to termination of deposit insurance.

         The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of December 31, 2002.

         Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. In particular, loans by a subsidiary bank to its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and other extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

         Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank.

         As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to 5% of its outstanding residential mortgage loans plus .7% of its unused maximum borrowing capacity. At December 31, 2002, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non- interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2002, the Bank met its reserve requirements.

Item 2.  Properties
-------  ----------

         At December 31, 2002, the Registrant operated from its main office, five branch offices and five supermarket branch offices and a loan office and a trust office, all located in southwestern Pennsylvania. The total net book value of the Registrant's investment in premises and equipment at December 31, 2002, was approximately $4.8 million. The main office of the Company and of the Bank and two branch offices are owned by the Bank and the remaining three branch offices, five supermarket branch offices, and the Bank's trust division, are leased by the Bank. These leases have initial terms of one to twenty years, and all leases contain renewal options for additional years.

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
-------  -----------------------------------------------------------------
         Matters
         -------

         The information contained under the section captioned "Stock Market Information" in the 2002 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
-------  -----------------------

         The information contained in the table captioned "Selected Financial Information" in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

         The information contained in the section captioned "Market Risk" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The Registrant's financial statements listed in Item 15 herein are incorporated herein by reference.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" and "-- Biographical Information" in the 2003 Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation
--------  ----------------------

         The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------  ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

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

         (d)      Securities  Authorized  for Issuance Under Equity Compensation
                  Plans

         Set forth below is  information as of December 31, 2002 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                           EQUITY COMPENSATION PLAN INFORMATION
                                                 (a)                  (b)                    (c)
                                                                                    Number of securities
                                        Number of securities   Weighted-average    remaining available for
                                          to be issued upon    exercise price of    future issuance under
                                             exercise of          outstanding     equity compensation plans
                                        outstanding options,   options, warrants    (excluding securities
                                        warrants and rights       and rights      reflected in column (a))
                                        -------------------       ----------      ------------------------
Equity compensation plans
approved by shareholders:

2000 Stock Option Plan...............          129,500               $26.41                170,500

Equity compensation plans
not approved by shareholders.........            n/a                    n/a                    n/a
                                               -------               ------                -------
     TOTAL..........................           129,500               $26.41                170,500
                                               =======               ======                =======

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Relationships and Related Transactions" of the Proxy Statement.

Item 14.  Controls and Procedures
--------  -----------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statements, and Reports on Form 8-K
--------  -------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

         1. The consolidated statements of financial conditions of IBT Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002, together with the related notes and the independent auditors' report of Edwards Sauer & Owens, independent accountants.

         2.       Schedules omitted as they are not applicable.

         3.       Exhibits

                     3(i)    Articles of Incorporation of IBT Bancorp, Inc.*
                     3(ii)   Amended Bylaws of IBT Bancorp, Inc.
                    10       Change In Control Severance Agreement with Charles G. Urtin**
                    10.1     Deferred Compensation Plan For Bank Directors**
                    10.2     Retirement Agreement Between Irwin Bank & Trust Co. And
                             J. Curt Gardner**
                    10.3     Death Benefit Only Deferred Compensation Plan For Bank Directors
                             effective as of January 1, 1990**
                    10.4     Retirement and Death Benefit Deferred Compensation Plan For
                             Bank Directors effective as of January 1, 1990**
                    10.5     2000 Stock Option Plan***
                    13       Portions of the 2002 Annual Report to Shareholders
                    21       Subsidiaries of IBT Bancorp, Inc. (see "Item 1 - Business")
                    23       Consent of Edwards, Sauer & Owens
                    99       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                             Section  906  of the  Sarbanes-Oxley  Act of 2002.

         _________________________
         * Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10 (file no. 0-25903)
         **       Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10K for December 31, 1999.
         ***      Incorporated  by  reference  to  the  Form  S-8   Registration
                  Statement (333-40398) filed with the SEC on June 29, 2000.

         (b)      None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 12, 2003.

                                      IBT BANCORP, INC.


                                      By:   /s/Charles G. Urtin
                                            ------------------------------------
                                            Charles G. Urtin, President and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2003 by the following persons on behalf of the registrant and in the capacities indicated.




/s/Charles G. Urtin                                     /s/J. Curt Gardner
--------------------------------------------            ------------------------
Charles G. Urtin, President, Chief Executive            J. Curt Gardner
Officer, and Director                                   Chairman of the Board
(Principal Executive Officer)


/s/Richard L. Ryan                                      /s/Thomas Beter
--------------------------------------------            ------------------------
Richard L. Ryan                                         Thomas Beter
Director                                                Director


/s/Edwin A. Paulone                                     /s/Robert C. Whisner
--------------------------------------------            ------------------------
Edwin A. Paulone                                        Robert C. Whisner
Director                                                Director


/s/Grant J. Shevchik
--------------------------------------------
Grant J. Shevchik
Director


/s/Raymond G. Suchta
--------------------------------------------
Raymond G. Suchta
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                            SECTION 302 CERTIFICATION


     I, Charles G. Urtin, certify that:

1.   I have reviewed this annual report on Form 10-K of IBT Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 12, 2003                            /s/Charles G. Urtin
                                                --------------------------------
                                                Charles G. Urtin
                                                Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I, Raymond G. Suchta, certify that:

1.   I have reviewed this annual report on Form 10-K of IBT Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 12, 2003                             /s/Raymond G. Suchta
                                                 -------------------------------
                                                 Raymond G. Suchta
                                                 Chief Financial Officer