Form 10-Q
period 2003-03-31
IBT BANCORP INC
filed 2003-05-12
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003
                                     --------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to           .
                                     ----------    ----------

                           Commission File No. 0-25903


                               IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Pennsylvania                                 25-1532164
----------------------------------------    ------------------------------------
(State of incorporation or organization)    (I.R.S. employer identification no.)


309 Main Street, Irwin, Pennsylvania                                 15642
----------------------------------------                          -------------
(Address of principal executive offices)                           (zip code)

                                 (724)863-3100
--------------------------------------------------------------------------------
                 Issuer's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES      X                NO
                          ------------             ------------

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   X  Yes        No
                                            -----      -----

Number of shares of Common Stock outstanding as of May 09, 2003:  2,977,655

                                IBT BANCORP, INC.

                                    Contents

                                                                          Pages
                                                                          -----
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements............................................

          Consolidated balance sheets at March 31, 2003
          (unaudited) and December 31, 2002...............................  1

          Consolidated statements of income (unaudited) for the
          three months ended March 31, 2003 and 2002 .....................  2

          Consolidated statements of cash flows (unaudited) for
          the three months ended March 31, 2003 and 2002..................  3

          Notes to consolidated financial statements......................  4


 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  5

 Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk............................................... 10

 Item 4.  Controls and Procedures......................................... 10

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings............................................... 11

 Item 2.  Changes in Securities and Use of Proceeds....................... 11

 Item 3.  Defaults upon Senior Securities................................. 11

 Item 4.  Submission of Matters to a Vote of Security-Holders............. 11

 Item 5.  Other Information............................................... 12

 Item 6.  Exhibits and Reports on Form 8-K................................ 12

Signatures................................................................ 14

CONSOLIDATED BALANCE SHEETS


IBT BANCORP, INC. AND SUBSIDIARY


                                                         March 31, 2003        December 31, 2002
                                                        ----------------       -----------------
                                                                     (unaudited)
                                                        ----------------------------------------
ASSETS
       Cash and due from banks                          $     14,461,713       $     12,677,160
       Interest-bearing deposits in banks                      1,634,413                760,118
       Federal funds sold                                              -              1,629,000
       Certificates of deposit                                   100,000                100,000
       Securities available for sale                         183,600,359            183,564,960
       Federal Home Loan Bank stock, at cost                   4,453,700              3,152,600
       Loans, net                                            372,466,003            359,871,514
       Premises and equipment, net                             5,078,237              4,759,015
       Other assets                                           17,769,880             17,520,354
                                                       -----------------       ----------------

Total Assets                                            $    599,564,305       $    584,034,721
                                                        ================       ================



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                         $     78,465,749       $     74,339,035
           Interest-bearing                                  389,666,236            393,918,292
                                                        ----------------       ----------------

           Total deposits                                    468,131,985            468,257,327

       Repurchase agreements                                  14,525,151             14,525,836
       Accrued interest and other liabilities                  5,644,074              5,100,380
       FHLB advances                                          53,875,451             40,000,000
                                                        ----------------       ----------------

       Total liabilities                                     542,176,661            527,883,543

Stockholders' Equity
       Capital stock, par value $1.25 per share,
         50,000,000 shares authorized, 3,023,799
         shares issued, 2,977,655 shares
         outstanding at March 31, 2003 and
         December 31, 2002                                     3,779,749              3,779,749
       Surplus                                                 2,073,102              2,073,102
       Retained earnings                                      50,561,363             48,974,137
       Accumulated other comprehensive income                  2,316,696              2,667,456
                                                        ----------------       ----------------

                                                              58,730,910             57,494,444
       Less:  Treasury stock, at cost                         (1,343,266)            (1,343,266)
                                                        ----------------       ----------------

       Total stockholders' equity                             57,387,644             56,151,178
                                                        ----------------       ----------------

Total Liabilities and Stockholders' Equity              $    599,564,305       $    584,034,721
                                                        ================       ================

     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

IBT BANCORP, INC. AND SUBSIDIARY

                                                    Three Months Ended March 31,
                                                        2003             2002
                                                     -----------      ----------
                                                              (unaudited)
                                                     ---------------------------
Interest Income
      Loans, including fees                           $6,437,445      $5,890,544
      Investment securities                            2,046,119       2,275,029
      Federal funds sold                                   9,992          42,399
                                                      ----------      ----------

      Total interest income                            8,493,556       8,207,972

Interest Expense
      Deposits                                         2,363,434       2,648,872
      FHLB advances                                      573,969         516,402
      Repurchase agreements                               36,388          42,101
                                                      ----------      ----------

      Total interest expense                           2,973,791       3,207,376
                                                      ----------      ----------
Net Interest Income                                    5,519,765       5,000,596

Provision for Loan Losses                                150,000         250,000
                                                      ----------      ----------
Net Interest Income after Provision
      for Loan Losses                                  5,369,765       4,750,596

Other Income (Losses)
      Service fees                                       570,236         592,604
      Investment security gains                          224,798          46,924
      Debit card fees                                    154,046         134,073
      Other income                                       491,460         561,739
                                                      ----------      ----------

      Total other income                               1,440,540       1,335,340

Other Expenses
      Salaries                                         1,215,430       1,115,323
      Pension and other employee benefits                389,521         303,795
      Occupancy expense                                  377,144         316,102
      Data processing expense                            194,410         166,884
      Pennsylvania shares tax                            105,804          95,586
      Advertising expense                                127,679         111,521
      Other expenses                                     836,506         740,499
                                                      ----------      ----------

      Total other expenses                             3,246,494       2,849,710
                                                      ----------      ----------

Income Before Income Taxes                             3,563,811       3,236,226

Provision for Income Taxes                               934,406         805,240
                                                      ----------      ----------

Net Income                                            $2,629,405      $2,430,986
                                                      ==========      ==========

Basic Earnings per Share                              $     0.88      $     0.81
                                                      ==========      ==========

Diluted Earnings per Share                            $     0.88      $     0.81
                                                      ==========      ==========

Dividends per Share                                   $     0.35      $     0.30
                                                      ==========      ==========

     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


IBT BANCORP, INC. AND SUBSIDIARY

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              2003            2002
                                                          ------------    ------------
                                                                  (unaudited)
                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                          $  2,629,405    $  2,430,986
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                         199,970         168,855
          Increase in cash surrender value of insurance       (129,179)       (134,355)
          Net amortization/accretion of
            premiums and discounts                             253,790          79,632
          Investment security gains                           (224,798)        (46,924)
          Provision for loan losses                            150,000         250,000
          Increase (decrease) in cash due
            to changes in assets and liabilities:
              Other assets                                    (968,028)       (471,603)
              Accrued interest and other liabilities           724,389        (439,878)
                                                          ------------    ------------
      Net Cash From Operating Activities                     2,635,549       1,836,713

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales of securities
        available for sale                                   7,338,568      11,423,633
      Proceeds from maturities of securities
        available for sale                                  17,143,080      21,046,088
      Purchase of securities available for sale            (25,077,494)    (43,158,361)
      Net loans made to customers                          (11,896,808)     (2,111,163)
      Purchases of premises and equipment                     (519,192)       (142,887)
      Purchase of Federal Home Loan Bank stock              (1,301,100)           --
                                                          ------------    ------------
      Net Cash Used By Investing Activities                (14,312,946)    (12,942,690)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net (decrease) increase in deposits                     (125,342)      8,827,904
      Net (decrease) increase in securities sold
        under repurchase agreements                               (685)      2,220,431
      Dividends paid                                        (1,042,179)       (895,708)
      Proceeds from FHLB advances                           14,000,000       5,000,000
      Repayment of FHLB advances                              (124,549)           --
      Purchase of treasury stock                                  --           (95,760)
                                                          ------------    ------------
Net Cash From Financing Activities                          12,707,245      15,056,867
                                                          ------------    ------------

Net Change in Cash and Cash Equivalents                      1,029,848       3,950,890
Cash and Cash Equivalents at Beginning of Period            15,066,278      25,218,935
                                                          ------------    ------------
Cash and Cash Equivalents at End of Period                $ 16,096,126    $ 29,169,825
                                                          ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


IBT BANCORP, INC. AND SUBSIDIARY

Period Ended March 31, 2003


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2002.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding were 2,977,655 for the three months ended March 31, 2003 and 2,985,087 for the three months ended March 31, 2002.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2003 and 2002 was $2,278,645 and $1,296,243, respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                      March 2003
                              ---------------------------------------------------------------
                                                  Gross           Gross
                                Amortized       Unrealized       Unrealized         Market
                                   Cost            Gains          Losses            Value
                               ------------   -------------    -------------    -------------

Obligations of
   U.S. Government Agencies   $  67,817,275   $   1,413,649    $          --    $  69,230,924
Obligations of State and
   political sub-divisions       36,872,261       1,743,379          (31,662)      38,583,978
Mortgage-backed securities       64,374,190       1,253,216          (75,782)      65,551,624
Other securities                    707,152          43,463               --          750,615
Equity securities                10,319,337         165,682       (1,001,801)       9,483,218
                              -------------   -------------    -------------    -------------

                              $ 180,090,215   $   4,619,389    $  (1,109,245)   $ 183,600,359
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

     Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expense.

GENERAL

     IBT Bancorp, Inc. is a bank holding company headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking services through its wholly owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company").

     On April 1, 2003, the Company's stock began trading on the American Stock Exchange under the symbol IRW.

FINANCIAL CONDITION

     On March 31, 2003, total assets increased $15.5 million, or 2.7%, to $599.5 million from $584.0 million at December 31, 2002. Asset growth was primarily due to an increase of $12.6 million in net loans. Other growth in assets included a $1.3 million increase in Federal Home Loan Bank stock and a $1.0 million increase in cash and cash equivalents.

     At March 31,2003, net loans reached $372.5 million from $359.9 million at December 31, 2002. The increase in net loans was primarily attributable to the growth of $8.4 million in real estate secured loan portfolio, including a $15.6 million increase in commercial real estate loans, offset by a $7.9 million decrease in one-to-four family residential mortgages. Variable rate lines of credit increased $3.6 million for the period ended March 31, 2003. The increase in net loans is attributable to increased borrowings in the current historically low interest rate environment.

     At March 31, 2003, total liabilities increased $14.3 million, or 2.7%, to $542.2 million from $527.9 million at December 31, 2002. This increase was primarily the result of fixed-rate long-term and amortizing borrowings from the Federal Home Loan Bank, which had a net increase of $13.9 million reaching $53.9 million at March 31, 2003 from $40.0 million at December 31,

2002. These low-rate advances were used to fund the growth in the loan portfolio. Non-interest bearing deposits reached $78.5 million at March 31, 2003, from $74.3 million at December 31, 2002. Higher balances in deposit accounts and an increase in the number of demand deposit accounts attributed to the increase in non-interest bearing deposits. Interest-bearing deposits declined to $389.7 million at March 31, 2003, from $393.9 million at December 31, 2002. The decrease of $4.3 million was primarily attributable to a $13.2 million decrease in certificate of deposit accounts resulting from expected deposit reductions of local municipalities. The reduction in certificate of deposit accounts was offset by increases of $4.4 million and $3.8 million in money market and savings accounts, respectively.

     At March 31, 2003, total stockholders' equity increased $1.2 million to $57.4 million from $56.2 million at December 31, 2002. The increase was due to net income of $2.6 million offset by a decrease of $400,000 in accumulated other comprehensive income (net of income taxes), and dividends paid of $1.0 million. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gain on securities available for sale. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

     Net income. Net income for the three months ended March 31, 2003 increased $200,000, or 8.3%, to $2.6 million from $2.4 million for the comparable three month period in 2002. The increase for the three months ended March 31, 2003 was the result of higher net interest income and other income partially offset by increases in other expenses.

     Interest income. Interest income for the three months ended March 31, 2003 increased $300,000 to $8.5 million from $8.2 million for the comparable three month period in 2002. While the average balances of interest earning assets increased $63.0 million for the three months ended March 31, 2003, to $593.3 million from $530.3 million for the comparable period in 2002, the yield on these assets decreased 52 basis points to 6.02%, for the three months ended March 31, 2003 from 6.54% for the comparable period in 2002. The reduction in short term interest rates by the Federal Reserve contributed to the decline in average yields in the three month period in 2003. See "Average Balance Sheet and Rate/Volume Analysis."

     Interest expense. Interest expense for the three months ended March 31, 2003 decreased $200,000 to $3.0 million from $3.2 million for the comparable period in 2002. The decrease in interest expense was primarily attributed to a 56 basis point decrease in the average cost of funds to 2.59% for the three months ended March 31, 2003 from 3.15% for the comparable period in 2002, offset by a $52.7 million increase in the average balance of interest bearing liabilities. The reduction of average cost of funds for the three month period ended March 31, 2003 is reflective of the continued historically low interest rates paid on deposits and borrowings over the past year. See "Average Balance Sheet and Rate/Volume Analysis."

Average Balance Sheet

The following table sets forth certain information relating to the company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.


                                            Three Months Ended March 31,           Three Months Ended March 31,
                                          ---------------------------------      --------------------------------
                                                         2003                                    2002
                                          ---------------------------------      --------------------------------
                                           Average                Average        Average                Average
                                           Balance   Interest    Yield/Cost      Balance    Interest   Yield/Cost
                                          --------   --------    ----------      -------    --------   ----------
                                                  (In Thousands)                         (In Thousands)
Interest-earning assets:
   Loans receivable (1)                   $369,759   $  6,437      6.96%         $316,796   $  5,891      7.44%
   Investment securities available
     for sale (2)                          190,972      2,046      4.29%          175,655      2,275      5.18%
   Other interest-earning assets (3)         3,545         10      1.13%            9,868         42      1.72%
     Total interest earning assets        $564,276   $  8,493      6.02%         $502,319   $  8,208      6.54%
                                                     ========    =======                    ========    =======

Non-interest earning assets                 29,065                                 28,030
                                          --------                               --------
     Total assets                         $593,341                               $530,349
                                          ========                               ========

Interest-bearing liabilities:

   Money market accounts                    60,474        216      1.43%           57,895        299      2.07%
   Certificates of Deposit                 224,060      1,893      3.38%          198,258      2,018      4.07%
   Other liabilities                       174,767        864      1.98%          150,470        890      2.37%
                                          --------   --------                    --------   --------

     Total interest-bearing liabilities   $459,301   $  2,973      2.59%         $406,623   $  3,207      3.15%
                                                     ========      ====                     ========      ====
Non-interest-bearing liabilities            77,373                                 73,276
                                          --------                               --------
    Total liabilities                     $536,674                               $479,899
                                          ========                               ========
Retained Earnings (4)                       56,667                                 50,450
                                          --------                               --------
     Total liabilities and
       stockholders' equity               $593,341                               $530,349
                                          ========                               ========

Net interest income                                  $  5,520                               $  5,001
                                                     ========                               ========
Interest rate spread (5)                                           3.43%                                  3.39%
                                                                 =======                                =======
Net yield on interest-earning assets (6)                           3.91%                                  3.98%
                                                                 =======                                =======
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                                   122.86%                                123.53%
                                                                 =======                                =======

(1) Average balances include non-accrual loans, and are net of deferred loan fees.
(2)  Includes interest-bearing deposits in other financial institutions.
(3)  Consists of federal funds sold.
(4) Includes capital stock, surplus and accumulated other comprehensive income, less treasury stock.

(5) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net yield on interest-earning assets represents annualized net interest income as a percentage of average interest earning assets.

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

                                             Three Month Period ended March 31, 2003
                                             ---------------------------------------

                                                          2003 vs. 2002
                                             ---------------------------------------
                                                       Increase (Decrease)
                                                              Due to

                                                Volume          Rate             Net
                                                ------          ----             ---
                                                           (In Thousands)
Interest income:
   Loans receivable                              985            (439)            546
   Investment securities available for sale      199            (427)           (228)
   Other interest earning assets                 (27)             (5)            (32)

     Total interest-earning assets             1,157            (871)            286
                                               =====            =====           =====

Interest expense:
   Money market accounts                          13             (96)            (83)
   Certificates of deposit                       263            (387)           (124)
   Other liabilities                             144            (170)            (26)

  Total interest-bearing liabilities             420            (653)           (233)
                                               =====            =====           =====

Net change in net interest income                737            (218)            519
                                               =====            =====           =====



     Provision for loan losses. For the three months ended March 31, 2003 the provision for loan losses was $150,000 compared to $250,000 for the comparable 2002 periods. The addition to the provision for loan losses for the three months ended March 31, 2003 was to cover net losses of $59,000 in the period and the $12.6 million increase in the loan portfolio.

     The evaluation for determining the provision includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of fair value of underlying collateral, loan commitments outstanding, delinquencies, and other information available at such time. The Company continues to monitor its allowance for loan losses as economic conditions dictate. Management continues to offer a wider variety of loan products coupled with the continued success of changing the mix of the products offered in the loan portfolio from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., equity loans, multi-family (five or more units) buildings, and commercial (nonresidential mortgages).

     Management periodically estimates the likely level of losses on loans to determine whether the allowance for loan losses is adequate to absorb losses in the existing portfolio for unidentified loans as well as classified loans. Based on these estimates, a provision for loan losses is charged to operations in order to adjust the allowance to a level determined to be adequate to absorb anticipated future losses. The allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Large groups of smaller balance homogenous loans are valued collectively for impairment. The amount of loss reserve is calculated using historical loss rates, net of recoveries, adjusted for environmental, and other qualitative factors such as industry, geographical, economic and political factors that can affect loss rates or loss measurements. Allowances for losses on specifically identified loans that are determined to be impaired are calculated based upon collateral value, market value, if determinable, or the present value of estimated future cash flows. The allowance is increased by a charge to operations, and reduced by charge-offs, net of recoveries.

     The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses, which may be realized in the future, and that additional provisions for losses on loans will not be required.

     Other income. Total other income for the three months ended March 31, 2003 increased $100,000 to $1.4 million from $1.3 million for the comparable three month period in 2002. The increase in other income for the three months ended March 31, 2003 was primarily due to gains recognized from the sale of available for sale securities of $225,000, an increase of $178,000 from the same period in 2002. Such increases were partially offset by a decrease in other income of $70,000 to $491,000 at March 31, 2003 from $562,000 at March 31, 2002. Reflected in other income at March 31, 2002 is $104,000 recorded as a gain on other real estate sold.

     Other expense. Total other expense for the three month period ended March 31, 2003 increased $400,000 to $3.2 million from $2.8 million for the comparable three month period in 2002. Salaries and benefits increased $200,000 at March 31, 2003 from the comparable period in 2002 due to merit salary increases and increased pension costs. Occupancy expense for the three months ended March 31, 2003 increased $61,000 to $377,000 from $316,000 for the comparable three month period in 2002. Such increases at March 31, 2003 were predominantly due to depreciation expense related to equipment purchases for technological improvements and increased rental expense due to the relocation of the Company's item processing department. Other expense for the period ended March 31, 2003 increased $132,000 to $995,000 from $863,000 for the comparable three month period in 2002. Included in this increase is $46,000 in costs associated with the Company's listing on the American Stock Exchange, $30,000 in donations primarily contributed to Action Housing to support local housing development, $11,000 in legal fees associated with the normal cost of doing business, $10,000 in increased costs associated with customer relations, and $10,000 in additional cost related to the Company's Pennsylvania shares tax.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no significant changes for the three months ended March 31, 2003 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2002.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures Based on their evaluation as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of the Company was held on April 15, 2003 and the following matter was voted upon:

          Proposal I - Election of directors with terms to expire in 2004

                                  FOR                     WITHHELD
                                  ---                     --------
          Thomas Beter         2,435,593                   20,316

          Election of directors with terms to expire in 2006

                                  FOR                     WITHHELD
                                  ---                     --------
          Richard J. Hoffman   2,435,717                   20,192
          Edwin A. Paulone     2,426,031                   29,878

          Proposal II - The ratification of Edwards, Sauer, & Owens as auditors for the fiscal year ended December 31, 2003.

                                      FOR          AGAINST       WITHHELD
                                      ---          -------       --------
                                    2,436,093        788           19,028

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               3(i)  Articles of Incorporation of IBT Bancorp, Inc.*
               3(ii) Amended Bylaws of IBT Bancorp, Inc.**
               10    Change In Control Severance  Agreement with Charles G.
                     Urtin ***
               10.1  Deferred Compensation Plan For Bank Directors***
               10.2  Retirement  Agreement  Between Irwin Bank & Trust Co. And
                     J. Curt Gardner***
               10.3  Death  Benefit  Only  Deferred  Compensation  Plan  For
                     Bank Directors effective as of January 1, 1990***
               10.4  Retirement and Death Benefit Deferred  Compensation Plan
                     For Bank Directors effective as of January 1, 1990***
               10.5  2000 Stock Option Plan****
               99.0 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               -------------------------
               *    Incorporated  by  reference  to  the  identically   numbered
                    exhibits of the Registrant's Form 10 (file no. 0-25903)
               **   Incorporated  by  reference  to  the  identically   numbered
                    exhibit of the Registrants Form 10-K for December 31, 2002.
               *** Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10K for December 31, 1999.
               **** Incorporated by reference to the definitive  proxy statement of the registrant filed on March 17, 2000.

(b)  Reports on Form 8-K


     1) A Report on Form 8-K was filed on February 11, 2003 pursuant to items 5 and 7 announcing the operating results for the Fourth Quarter and Year ended December 31, 2002.
     2) A Report on Form 8-K was filed on March 26, 2003 pursuant to items 5 and 7 announcing the approval of the Registrant's application for listing on the American Stock Exchange.
     3) A Report on Form 8-K was filed on April 3, 2003 pursuant to items 5, 7 and 9 announcing the commencement of the Registrant's trading on the American Stock Exchange.
     4) A Report on Form 8-K was filed on April 17, 2003 pursuant to items 5 and 7 announcing the results of the Registrant's annual meeting of shareholders and announcing the declaration of a second quarter cash dividend.

     5) A Report on Form 8-K was filed on April 28, 2003 pursuant to items 7 and 9 (in compliance with Release Number 34-47583) announcing the Registrant's results of Operations for the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.


                                        IBT BANCORP, INC.


Date:  May 6, 2003                 By: /s/ Charles G. Urtin
                                       ---------------------------------------
                                       Charles G. Urtin
                                       President, Chief Executive Officer
                                       (Duly authorized officer)



Date:  May 6, 2003                 By: /s/ Raymond G. Suchta
                                       ---------------------------------------
                                       Raymond G. Suchta
                                       Vice President, Chief Financial Officer
                                       (Duly authorized officer)

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



Date:  May 6, 2003                         /s/ Charles G. Urtin
                                           -------------------------------------
                                           Charles G. Urtin
                                           Chief Executive Officer

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


                                           /s/ Raymond G. Suchta
                                           -------------------------------------
Date:  May 6, 2003                         Raymond G. Suchta
                                           Chief Financial Officer