Form 10-Q
period 2003-06-30
IBT BANCORP INC
filed 2003-08-13
CIK 801122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003
                                    -------------

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES      X          NO
                              ---------          ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         YES      X          NO
                              ---------          ---------

Number of shares of Common Stock outstanding as of August 10, 2003: 2,977,655

                                IBT BANCORP, INC.

                                    Contents
                                    --------

                                                                                                Pages
                                                                                                -----
PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements.............................................................

                Consolidated balance sheets at June 30, 2003
                (unaudited) and December 31, 2002................................................   1

                Consolidated statements of income (unaudited) for the three and six months
                ended June 30, 2003 and 2002 ....................................................   2

                Consolidated statements of cash flows (unaudited) for the six months
                ended June 30, 2003 and 2002.....................................................   3

                Notes to consolidated financial statements.......................................   4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................   6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................  12

     Item 4.    Controls and Procedures..........................................................  12

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings................................................................  13

     Item 2.    Changes in Securities and Use of Proceeds........................................  13

     Item 3.    Defaults upon Senior Securities..................................................  13

     Item 4.    Submission of Matters to a Vote of Security-Holders..............................  13

     Item 5.    Other Information................................................................  13

     Item 6.    Exhibits and Reports on Form 8-K.................................................  13

Signatures.......................................................................................  14


CONSOLIDATED BALANCE SHEETS
IBT BANCORP, INC. AND SUBSIDIARY

                                                     June 30, 2003  December 31, 2002
                                                     -------------  -----------------
                                                      (unaudited)      (unaudited)
                                                     -------------  -----------------
 ASSETS
       Cash and due from banks                       $  18,443,912    $  12,677,160
       Interest-bearing deposits in banks                1,312,823          760,118
       Federal funds sold                               11,986,000        1,629,000
       Certificate of deposit                              100,000          100,000
       Securities available for sale                   165,029,874      183,564,960
       Federal Home Loan Bank stock, at cost             4,599,700        3,152,600
       Loans, net                                      384,534,327      359,871,514
       Premises and equipment, net                       4,989,949        4,759,015
       Other assets                                     17,458,158       17,520,354
                                                     -------------    -------------
Total Assets                                         $ 608,454,743    $ 584,034,721
                                                     =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                      $  81,010,939    $  74,339,035
           Interest-bearing                            396,711,293      393,918,292
                                                     -------------    -------------
           Total deposits                              477,722,232      468,257,327

       Repurchase agreements                            13,835,757       14,525,836
       Accrued interest and other liabilities            4,206,339        5,100,380
       FHLB advances                                    53,687,540       40,000,000
                                                     -------------    -------------
       Total liabilities                               549,451,868      527,883,543

Stockholders' Equity
       Capital stock, par value $1.25 per share,
          50,000,000 shares  authorized, 3,023,799
          shares issued, 2,977,655 shares
          outstanding at June 30, 2003 and
          December 31, 2002, respectively                3,779,749        3,779,749
       Surplus                                           1,795,638        2,073,102
       Retained earnings                                51,974,765       48,974,137
       Accumulated other comprehensive income            2,795,989        2,667,456
                                                     -------------    -------------
                                                        60,346,141       57,494,444
       Less:  Treasury stock, at cost                   (1,343,266)      (1,343,266)
                                                     -------------    -------------
       Total stockholders' equity                       59,002,875       56,151,178
                                                     -------------    -------------
Total Liabilities and Stockholders' Equity           $ 608,454,743    $ 584,034,721
                                                     =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
IBT BANCORP, INC. AND SUBSIDIARY

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                               ---------------------------    ---------------------------
                                                    2003           2002            2003           2002
                                               ------------   ------------    ------------   ------------
                                                 (unaudited)    (unaudited)     (unaudited)    (unaudited)
                                               ------------   ------------    ------------   ------------
Interest Income
      Loans, including fees                    $  6,463,026   $  6,079,964    $ 12,900,471   $ 11,970,508
      Investment securities                       1,865,533      2,177,716       3,911,652      4,452,745
      Federal funds sold                             10,299         85,826          20,291        128,225
                                               ------------   ------------    ------------   ------------

      Total interest income                       8,338,858      8,343,506      16,832,414     16,551,478

Interest Expense
      Deposits                                    2,153,295      2,576,140       4,516,729      5,225,013
      FHLB advances                                 636,817        538,948       1,210,786      1,055,351
      Repurchase agreements                          35,970         45,940          72,358         88,041
                                               ------------   ------------    ------------   ------------

      Total interest expense                      2,826,082      3,161,028       5,799,873      6,368,405
                                               ------------   ------------    ------------   ------------
Net Interest Income                               5,512,776      5,182,478      11,032,541     10,183,073

Provision for Loan Losses                           150,000        250,000         300,000        500,000
                                               ------------   ------------    ------------   ------------
         Net Interest Income after Provision
      for Loan Losses                             5,362,776      4,932,478      10,732,541      9,683,073

Other Income (Losses)
      Service fees                                  646,818        575,131       1,217,054      1,167,734
      Investment security gains                      11,883         84,602         236,681        131,525
      Investment security losses                          -        (24,925)              -        (24,925)
      Other income                                1,027,427        619,098       1,672,933      1,314,911
                                               ------------   ------------    ------------   ------------

      Total other income                          1,686,128      1,253,906       3,126,668      2,589,245

Other Expenses
      Salaries                                    1,633,284      1,422,855       2,848,714      2,538,177
      Pension and other employee benefits           396,042        321,169         785,563        624,964
      Occupancy expense                             385,990        318,943         763,134        635,044
      Data processing expense                       212,495        176,682         406,905        343,565
      ATM expense                                    80,899         94,805         155,816        178,912
      Other expenses                              1,035,345        929,603       2,030,417      1,793,103
                                               ------------   ------------    ------------   ------------

      Total other expenses                        3,744,055      3,264,057       6,990,549      6,113,765
                                               ------------   ------------    ------------   ------------
Income Before Income Taxes                        3,304,849      2,922,327       6,868,660      6,158,553
Provision for Income Taxes                          849,268        779,597       1,783,675      1,584,837
                                               ------------   ------------    ------------   ------------
Net Income                                     $  2,455,581   $  2,142,730    $  5,084,985   $  4,573,716
                                               ============   ============    ============   ============

Basic Earnings per Share                       $        .82   $       0.72    $       1.71   $       1.53
                                               ============   ============    ============   ============

Diluted Earnings per Share                     $        .82   $       0.72    $       1.69   $       1.53
                                               ============   ============    ============   ============

Dividends per Share                            $        .35   $       0.30    $        .70   $       0.60
                                               ============   ============    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
IBT BANCORP, INC. AND SUBSIDIARY

                                                      Six Months Ended June 30,
                                                    -----------------------------
                                                          2003            2002
                                                    ------------    ------------
                                                      (unaudited)     (unaudited)
                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                    $  5,084,985    $  4,573,716
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                   397,925         337,710
          Net amortization/accretion of
            premiums and discounts                       555,506         128,264
          Net investment security gains                 (236,681)       (106,600)
          Provision for loan losses                      300,000         500,000
          Increase (decrease) in cash due
            to changes in assets and liabilities:
              Other assets                              (897,166)     (1,011,375)
              Accrued interest and other liabilities    (960,254)     (1,896,312)
                                                    ------------    ------------
      Net Cash From Operating Activities               4,244,315       2,525,403

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificates of deposit                100,000               -
      Proceeds from maturity of certificates
        of deposit                                      (100,000)              -
      Proceeds from sales of securities
        available for sale                            14,480,708      25,712,380
      Proceeds from maturities of securities
        available for sale                            31,736,099      30,819,565
      Purchase of securities available for sale      (27,805,800)    (59,499,776)
      Net loans made to customers                    (24,003,451)    (18,052,537)
      Purchases of premises and equipment               (628,859)       (339,758)
      Purchase of Federal Home Loan Bank stock        (1,447,100)       (260,600)
                                                    ------------    ------------
      Net Cash Used By Investing Activities           (7,668,403)    (21,620,726)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                         9,464,905      27,756,656
      Net increase in securities sold
        under repurchase agreement                      (690,079)      1,577,796
      Dividends paid                                  (2,084,357)     (1,790,505)
      Proceeds from FHLB advances                     14,000,000       5,000,000
      Payments on FHLB advances                         (312,460)              -
      Exercise of stock options                         (277,464)              -
      Purchase of treasury stock                               -        (258,513)
                                                    ------------    ------------
Net Cash From Financing Activities                    20,100,545      32,285,434
                                                    ------------    ------------
Net Change in Cash and Cash Equivalents               16,676,457      13,190,111

Cash and Cash Equivalents at Beginning of Period      15,066,278      25,218,935
                                                    ------------    ------------
Cash and Cash Equivalents at End of Period          $ 31,742,735    $ 38,409,046
                                                    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended June 30, 2003


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2002.


NOTE B - ADOPTION OF NEW ACCOUNTING STANDARD

During  the  second  quarter  of  2003,  the  Bancorp  adopted  the  fair  value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (as permitted by FASB Statement No. 148), prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the plan vest over periods ranging from six months to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less then that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                            Three Months Ended                       Six Months Ended
                                                 June 30,                                June 30,
                                    ------------------------------------   -------------------------------
                                             2003                2002              2003            2002
                                    ----------------   -----------------   ---------------  --------------
Net income, as reported             $      2,455,581   $       2,142,730   $     5,084,985  $    4,573,716
Add:  Stock-based employee
   compensation expense
   included in reported net
   income, net of related
   tax effects                                     -                   -                 -               -
Deduct:  Total stock-based
   employee  compensation
   expense determined under
   fair value based method for
   all awards, net of related tax
   effects                                         -             (93,486)                -         (93,486)
                                    ----------------   -----------------   ---------------   -------------
Pro forma net income                $      2,455,581   $       2,049,244   $     5,084,985  $    4,480,230
                                    ================   =================   ===============   =============
Earnings per share:
    Basic-as reported               $            .82   $             .72   $          1.71   $        1.53
                                    ================   =================   ===============   =============

    Basic-pro forma                 $            .82   $             .69   $          1.71   $        1.50
                                    ================   =================   ===============   =============

    Diluted-as reported             $            .82   $             .72   $          1.69   $        1.53
                                    ================   =================   ===============   =============

    Diluted-pro forma               $            .82   $             .69   $          1.69   $        1.50
                                    ================   =================   ===============   =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended June 30, 2003


NOTE C- EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding were 2,977,655 for both the three and six months ended June 30, 2003 and 2,980,842 and 2,982,953 for the three and six months ended June 30, 2002, respectively.


NOTE D - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 2003 and 2002 were $2,934,874 and $4,110,928, respectively and for the six months ended June 30, 2003 and 2002 were $6,538,302 and $5,407,171 respectively.


NOTE E - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                   June 30, 2003
                              ---------------------------------------------------------------
                                                   Gross             Gross
                                  Amortized      Unrealized       Unrealized         Market
                                    Cost           Gains            Losses           Value
                              -------------   -------------    -------------    -------------
Obligations of
   U.S. Government Agencies   $  62,223,641   $   1,801,814    $           -    $  64,025,455
Obligations of State and
   political sub-divisions       36,896,053       2,877,498           (1,305)      39,772,246
Mortgage-backed securities       50,645,988       1,355,541                -       52,001,529
Other securities                    708,262          43,283                -          751,545
Equity securities                10,319,583         211,563       (2,052,047)       8,479,099
                              -------------   -------------    -------------    -------------
                              $ 160,793,527   $   6,289,699    $  (2,053,352)   $ 165,029,874
                              =============   =============    =============    =============

NOTE F - STOCK OPTION PLAN

As of June 30, 2003, 129,500 stock options have been granted, of which 75,449 are vested and are exercisable as follows: 44,500 are exercisable at $24.50 per share, 18,463 are exercisable at $23.00 per share, and 12,486 are exercisable at $32.88; 23,706 are not yet vested, 26,179 shares have been exercised and 4,166 have been forfeited. No stock options were granted during the six months ended June 30, 2003.

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

GENERAL

         IBT Bancorp, Inc. is a bank holding company headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking services through its wholly owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company"). The Company's stock is traded on the American Stock Exchange under the symbol IRW.

         On June 10, 2003, the Company broke ground at the site of its next full service branch located in the central Greensburg area in Westmoreland county. The Company currently has five branch offices, a loan center, a trust office, and five supermarket branches located in the Pennsylvania counties of Westmoreland and Allegheny.

FINANCIAL CONDITION

          At June 30, 2003, total assets increased $24.5 million, or 4.2%, to $608.5 million from $584.0 million at December 31, 2002. Asset growth was primarily due to an increase of $24.6 million in net loans and $16.7 million in cash and cash equivalents, primarily federal funds sold. Such increases were offset by an $18.5 million decrease in securities available for sale.

         At June 30, 2003, net loans reached $384.5 million from $359.9 million at December 31, 2002. The change in net loans was primarily attributable to the increase of $23.1 million in the real estate secured loan portfolio, including a $20.5 million increase in commercial real estate loans and an $8.1 million increase in multi-family real estate loans, offset, in part, by a $5.3 million decrease in one-to-four family residential mortgages. The increase in net loans is attributable to increased borrowings in the current historically low interest rate environment.

         At June 30, 2003, total liabilities increased $21.6 million, or 4.1%, to $549.5 million from $527.9 million at December 31, 2002. This increase was primarily the result of fixed-rate long-term and amortizing borrowings from the Federal Home Loan Bank, which had a net increase of $13.7 million reaching $53.7 million at June 30, 2003 from $40.0 million at December 31, 2002. These low-rate advances were used to fund the growth in the loan portfolio. Non-interest bearing deposits reached $81.0 million at June 30, 2003, from $74.3 million at December 31, 2002. Higher balances in deposit accounts and an increase in the number of demand deposit accounts attributed to this increase. Interest-bearing deposits reached $396.7 million, at June 30, 2003 a $2.8 million increase from $393.9 million at December 31, 2002. This change was primarily attributable to an increase of $6.0 million, $5.0 million, and $3.0 million in savings accounts, interest bearing checking accounts, and money market accounts, respectively. Such increases were offset by a $12.3 million decrease in certificate of deposit accounts resulting primarily from expected deposit reductions of local municipalities.

         At June 30, 2003, total stockholders' equity increased $2.8 million to $59.0 million from $56.2 million at December 31, 2002. The increase was due to net income of $5.1 million and an increase of $128,000 in accumulated other comprehensive income (net of income taxes), offset by dividends paid of $2.1 million and a $277,000 reduction in surplus (additional paid in capital) due to stock options exercised in the second quarter and the adoption of FASB 123, as amended by FASB 148. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on securities available for sale. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note E to the consolidated financial statements.

RESULTS OF OPERATIONS

         Net income. Net income for the three months ended June 30, 2003 increased $313,000, to $2.5 million from $2.1 million for the comparable three month period in 2002. Net income for the six months ended June 30, 2003 increased $511,000 to $5.1 million from $4.6 million for the comparable six month period in 2002. The increase for the three and six months ended June 30, 2003 was the result of higher net interest income and other income partially offset by increases in other expenses.

         Interest income. Interest income for the three months ended June 30, 2003 remained unchanged at $8.3 million compared to the three month period in 2002. While the average balances of interest earning assets increased $59.2 million for the three months ended June 30, 2003, to $573.0 million from $513.8 million for the comparable period in 2002, the yield on these assets decreased 55 basis points to 5.95%, for the three months ended June 30, 2003 from 6.50% for the comparable period in 2002. Interest income for the six months ended June 30, 2003 increased $281,000 to $16.8 million from $16.6 million for the comparable period in 2002. The average balance of interest earning assets increased $59.8 million to $568.3 million for the six months ended June 30, 2003 from $508.5 million for the comparable 2002 period. This increase was offset by a decrease in the yield on these assets of 59 basis points to 5.92% for the six months ended June 30, 2003 from 6.51% for the comparable period in 2002. The reduction of interest rates in the market contributed to the decline in average yields in both the three and six month periods ended in June 2003. See "Average Balance Sheet and Rate/Volume Analysis"

         Interest expense. Interest expense for the three months ended June 30, 2003 decreased $335,000 to $2.8 million from $3.2 million for the comparable period in 2002. The decrease in interest expense was primarily attributed to a 24 basis point decrease in the average cost of funds to 2.79% for the three months ended June 30, 2003 from 3.03% for the comparable period in 2002, offset by a $46.1 million increase in the average balance of interest bearing liabilities. Interest expense for the six months ended June 30, 2003 decreased $568,000 to $5.8 million from $6.4 million for the comparable 2002 period. This decrease was primarily the result of a 58 basis point reduction in the average cost of funds to 2.51% for the six months ended June 30, 2003 from 3.09% for the comparable six month period in 2002, offset by a $49.4 million increase in the average balance of interest bearing liabilities. The reduction of average cost of funds for the three and six month periods ended June 30, 2003 is reflective of the continued historically low interest rates paid on deposits and borrowings over the past year. See "Average Balance Sheet and Rate/Volume Analysis"

Average Balance Sheet

The following table sets forth certain information relating to the company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                              Three Months Ended June 30,        Three Months Ended June 30,
                                            -------------------------------    ----------------------------------
                                                       2003                                  2002
                                            -------------------------------    ----------------------------------
                                            Average                Average      Average                 Average
                                            Balance   Interest   Yield/Cost     Balance    Interest    Yield/Cost
                                            -------   --------   ----------     -------    --------    ----------
                                                   (In Thousands)                       (In Thousands)
Interest-earning assets:
   Loans receivable (1)                    $387,790   $  6,463       6.67%     $327,080    $  6,080        7.44%
    Investment securities available
      for sale (2)                          181,937      1,866       4.10%      167,417       2,178        5.20%
   Other interest-earning assets (3)          3,276         10       1.26%       19,299          86        1.76%
                                           --------   --------                  -------    --------

     Total interest earning assets         $573,003   $  8,339       5.82%     $513,796    $  8,344        6.50%
                                                      ========      =====                  ========       =====

Non-interest earning assets                  30,972                              30,504
                                           --------                            --------
      Total assets                         $603,975                            $544,300
                                           ========                            ========

Interest-bearing liabilities:
   Money market accounts                   $ 62,578   $    168       1.07%     $ 61,025    $    314        2.06%
   Certificates of Deposit                  212,461      1,776       3.34%      196,367       1,910        3.89%
   Other liabilities                        188,485        882       1.87%      160,011         937        2.34%
                                           --------   --------                 --------    --------
      Total interest-bearing liabilities   $463,524   $  2,826       2.44%     $417,403    $  3,161        3.03%
                                                      ========      =====                  ========       =====

Non-interest-bearing liabilities             82,509                              76,353
                                           --------                            --------
    Total liabilities                      $546,033                            $493,756
Retained Earnings (4)                        57,942                              50,544
                                           --------                             -------
      Total liabilities and
        stockholders' equity               $603,975                            $544,300
                                           ========                            ========
Net interest income                                   $  5,513                             $  5,183
                                                      ========                             ========

Interest rate spread (5)                                             3.38%                                 3.47%
                                                                   ======                                ======
Net yield on interest-earning assets (6)                             3.85%                                 4.03%
                                                                   ======                                ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                          123.62%                               123.09%
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

                                                Six Months Ended June 30,          Six Months Ended June 30,
                                            -------------------------------    ----------------------------------
                                                       2003                                  2002
                                            -------------------------------    ----------------------------------
                                            Average                Average      Average                 Average
                                            Balance   Interest   Yield/Cost     Balance    Interest    Yield/Cost
                                            -------   --------   ----------     -------    --------    ----------
                                                   (In Thousands)                       (In Thousands)
Interest-earning assets:
   Loans receivable (1)                    $378,947   $ 12,900       6.81%     $322,097    $ 11,970        7.43%
    Investment securities available
      for sale (2)                          185,928      3,912       4.21%      171,819       4,453        5.18%
   Other interest-earning assets (3)          3,396         20       1.20%       14,621         128        1.75%
                                           --------   --------                 --------    --------
     Total interest earning assets         $568,271   $ 16,832       5.92%     $508,537    $ 16,551        6.51%
                                                      ========     ======                  ========       =====

Non-interest earning assets                  30,428                              28,725
                                           --------                            --------
      Total assets                         $598,699                            $537,262
                                           ========                            ========

Interest-bearing liabilities:
   Money market accounts                   $ 61,534   $    383       1.25%     $ 59,471    $    612        2.06%
   Certificates of Deposit                  218,219      3,669       3.36%      197,296       3,928        3.98%
   Other liabilities                        181,674      1,747       1.92%      155,269       1,828        2.36%
                                           --------   --------                 --------    --------
      Total interest-bearing liabilities   $461,427   $  5,799       2.51%     $412,036    $  6,368        3.09%
                                                      ========     ======                  ========       =====

Non-interest-bearing liabilities             80,076                              74,945
                                           --------                            --------
    Total liabilities                      $541,503                            $486,981
Retained Earnings (4)                        57,196                              50,281
                                           --------                             -------
      Total liabilities and
        stockholders' equity               $598,699                            $537,262
                                           ========                            ========
Net interest income                                   $ 11,033                             $ 10,183
                                                      ========                             ========

Interest rate spread (5)                                             3.41%                                 3.42%
                                                                   ======                                ======
Net yield on interest-earning assets (6)                             3.88%                                 4.00%
                                                                   ======                                ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                          123.15%                               123.42%
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


                                     Three Month Period ended June 30, 2003   Six Month Period ended June 30, 2003
                                     --------------------------------------   ------------------------------------
                                                2003 vs. 2002                                 2003 vs. 2002
                                                -------------                             -------------
                                             Increase (Decrease)                        Increase (Decrease)
                                                    Due to                                   Due to
                                                    ------                                   ------
                                        Volume       Rate      Net                 Volume       Rate       Net
                                        ------       ----      ---                 ------       ----       ---
                                                (In Thousands)                            (In Thousands)
Interest income:
   Loans receivable                    $ 1,129    $  (746)   $   383              $ 2,113     (1,184)   $   929
   Investment securities available
     for sale                              189       (501)      (312)                 366       (907)      (541)
   Other interest earning assets           (72)        (4)       (76)                 (98)        (9)      (107)
                                       -------    -------    -------              -------    -------    -------
     Total interest-earning assets     $ 1,246    $(1,251)   $    (5)             $ 2,381     (2,100)   $   281
                                       =======    =======    =======              =======     ======    =======

Interest expense:
   Money market accounts               $     8    $  (154)   $  (146)             $    21    $  (250)   $  (229)
   Certificates of deposit                 156       (290)      (133)                 417       (676)      (259)
   Other liabilities                       167       (222)       (55)                 311       (392)       (81)
                                       -------    -------    -------              -------    -------    -------
  Total interest-bearing liabilities   $   313    $  (666)   $  (335)             $   749    $(1,318)   $  (569)
                                       =======    =======    =======              =======    =======    =======

Net change in net interest income      $   915    $  (585)   $   330              $ 1,632    $  (782)   $   850
                                       =======    =======    =======              =======    =======    =======

         Provision for loan losses. For the three and six month periods ended June 30, 2003, the provision for loan losses was $150,000 and $300,000, respectively, compared to $250,000 and $500,000, respectively, for the comparable 2002 periods. The provision for loan losses for the six months ended June 30, 2003 was attributable to net losses of $100,000 in the period and the $24.6 million increase in the loan portfolio.

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

         Other income. Total other income for the three months ended June 30, 2003 increased $432,000 to $1.7 million from $1.3 million for the comparable three month period in 2002. Total other income for the six months ended June 30, 2003 increased $538,000 to $3.1 million from $2.6 million for the comparable period in 2002. The increase in other income for the three and six months ended June 30, 2003 are primarily due to a $351,000 gain from the sale of other real estate property and net security gains of $12,000 and $237,000 for the three and six month periods ended June 30, 2003, respectively.

         Other expense. Total other expense for the three and six month periods ended June 30, 2003 increased $480,000 and $877,000, respectively, to $3.7 million and $7.0 million from $3.3 million and $6.1 million, respectively, for the comparable three and six month period in 2002. Salaries and benefits increased $285,000 and $472,000, respectively, from the comparable periods in 2002 due to merit salary increases, increased pension and health insurance costs, and additional staffing. Occupancy expense for the three and six months ended June 30, 2003 increased $67,000 and $128,000, respectively, to $386,000 and $763,000 from $319,000 and $635,000, respectively, for the comparable three and six month periods in 2002. Such increases at June 30, 2003 were primarily due to depreciation expense related to equipment purchases for technological improvements and increased rental expense due to the relocation of the Company's item processing department. Other expense for the three and six month periods ended June 30, 2003 increased $105,000 and $237,000, respectively, to $1.0 million and $2.0 million from $930,000 and $1.8 million, respectively, for the comparable three and six month periods in 2002. Included in this increase is $46,000 in costs associated with the Company's listing on the American Stock Exchange and other expenses associated with the normal cost of doing business.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the three months ended June 30, 2003 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2002.


CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5.           Other Information

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           3(i)     Articles of Incorporation of IBT Bancorp,  Inc.*
                           3(ii)    Amended Bylaws of IBT Bancorp, Inc.**
                           10       Change In Control Severance Agreement with Charles G. Urtin ***
                           10.1     Deferred Compensation Plan For Bank Directors***
                           10.2     Retirement Agreement Between Irwin Bank & Trust Co. And J. Curt Gardner***
                           10.3     Death Benefit Only Deferred  Compensation Plan For Bank Directors  effective as of January 1, 1990***
                           10.4     Retirement and Death Benefit Deferred Compensation Plan For Bank Directors
                                      effective as of January 1, 1990***
                           10.5     2000 Stock Option Plan****
                           31       Section 302 Certifications
                           32       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                                      Section 906 of the Sarbanes-Oxley Act of 2002

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


                                    IBT BANCORP, INC.


Date:    August 11, 2003            By:/s/Charles G. Urtin
                                       -----------------------------------------
                                       Charles G. Urtin
                                       President, Chief Executive Officer
                                       (Duly authorized officer)



Date:    August 11, 2003            By:/s/Raymond G. Suchta
                                       -----------------------------------------
                                       Raymond G. Suchta
                                       Vice President, Chief Financial Officer
                                       (Duly authorized officer)