Form 10-Q
period 2003-09-30
IBT BANCORP INC
filed 2003-11-13
CIK 801122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003
                                    ------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                                             Commission File No. 0-25903


                               IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Pennsylvania                                     25-1532164
         -----------------------------------      ------------------------------
(State of incorporation or organization)                  (I.R.S. employer
                                                         identification no.)


309 Main Street, Irwin, Pennsylvania                           15642
--------------------------------------------      ------------------------------
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

                    YES      X                NO
                        ------------             ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    YES      X                NO
                        ------------             ------------

Number of shares of Common Stock outstanding as of November 10, 2003:  2,977,655
                                                                       ---------

                                IBT BANCORP, INC.

                                    Contents
                                    --------

                                                                                                              Pages
                                                                                                              -----
PART I - FINANCIAL INFORMATION
     Item 1.     Financial Statements..............................................................................

                Consolidated balance sheets at September 30, 2003
                (unaudited) and December 31, 2002..............................................................   1

                Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2003 and 2002 ..............................................................  2

                Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2003 and 2002...............................................................  3

                Notes to consolidated financial statements......................................................  4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................  6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................  12

     Item 4.    Controls and Procedures........................................................................   12

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings..............................................................................   13

     Item 2.    Changes in Securities and Use of Proceeds......................................................   13

     Item 3.    Defaults upon Senior Securities................................................................   13

     Item 4.    Submission of Matters to a Vote of Security-Holders............................................   13

     Item 5.    Other Information..............................................................................   13

     Item 6.    Exhibits and Reports on Form 8-K...............................................................   13

Signatures.....................................................................................................   14


CONSOLIDATED BALANCE SHEETS
IBT BANCORP, INC. AND SUBSIDIARY

                                                                                September 30, 2003  December 31, 2002
                                                                                ------------------  -----------------
                                                                                   (unaudited)        (unaudited)
 ASSETS
       Cash and due from banks                                                     $  18,788,662    $  12,677,160
       Interest-bearing deposits in banks                                              1,253,319          760,118
       Federal funds sold                                                                      -        1,629,000
       Certificate of deposit                                                            100,000          100,000
       Securities available for sale                                                 158,605,739      183,564,960
       Federal Home Loan Bank stock, at cost                                           4,599,700        3,152,600
       Loans, net                                                                    410,335,176      359,871,514
       Premises and equipment, net                                                     5,390,433        4,759,015
       Other assets                                                                   17,607,582       17,520,354
                                                                                   -------------    -------------

Total Assets                                                                       $ 616,680,611    $ 584,034,721
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                                                    $  84,171,601    $  74,339,035
           Interest-bearing                                                          392,087,729      393,918,292
                                                                                   -------------    -------------

           Total deposits                                                            476,259,330      468,257,327

       Repurchase agreements                                                          22,211,794       14,525,836
       Accrued interest and other liabilities                                          3,660,769        5,100,380
       FHLB advances                                                                  55,498,316       40,000,000
                                                                                   -------------    -------------

       Total liabilities                                                             557,630,209      527,883,543

Stockholders' Equity
       Capital stock, par value $1.25 per share,  50,000,000 shares  authorized,
          3,023,799 shares issued, 2,977,655 shares outstanding at September 30,
          2003 and December 31, 2002                                                   3,779,749        3,779,749
       Surplus                                                                         1,897,792        2,073,102
       Retained earnings                                                              53,494,513       48,974,137
       Accumulated other comprehensive income                                          1,221,614        2,667,456
                                                                                   -------------    -------------

                                                                                      60,393,668       57,494,444
       Less:  Treasury stock, at cost                                                 (1,343,266)      (1,343,266)
                                                                                   -------------    -------------

       Total stockholders' equity                                                     59,050,402       56,151,178
                                                                                   -------------    -------------

Total Liabilities and Stockholders' Equity                                         $ 616,680,611    $ 584,034,721
                                                                                   =============    =============

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
IBT BANCORP, INC. AND SUBSIDIARY

                                                      Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                  ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                  ------------    ------------    ------------    ------------
                                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)
Interest Income
      Loans, including fees                       $  6,654,228    $  6,340,002    $ 19,554,699    $ 18,310,509
      Investment securities                          1,712,744       2,114,968       5,624,396       6,567,712
      Federal funds sold                                14,906          68,499          35,196         196,724
                                                  ------------    ------------    ------------    ------------

      Total interest income                          8,381,878       8,523,469      25,214,291      25,074,945
      Interest Expense
      Deposits                                       2,061,967       2,655,506       6,578,696       7,880,519
      FHLB advances                                    642,870         530,947       1,853,655       1,586,297
      Repurchase agreements                             31,782          47,563         104,140         135,604
                                                  ------------    ------------    ------------    ------------

      Total interest expense                         2,736,619       3,234,016       8,536,491       9,602,420
                                                  ------------    ------------    ------------    ------------
Net Interest Income                                  5,645,259       5,289,453      16,677,800      15,472,525
Provision for Loan Losses                              150,000         300,000         450,000         800,000
                                                  ------------    ------------    ------------    ------------
         Net Interest Income after Provision
      for Loan Losses                                5,495,259       4,989,453      16,227,800      14,672,525

Other Income (Losses)
        Service fee                                    541,862         590,644       1,758,916       1,758,378
        Investment security gains                      243,938          64,315         480,620         195,840
        Investment security losses                     (37,449)        (37,169)        (37,449)        (62,094)
      Other income                                     833,585         689,936       2,506,518       2,004,848
                                                  ------------    ------------    ------------    ------------

      Total other income                             1,581,936       1,307,726       4,708,605       3,896,972

Other Expenses
      Salaries                                       1,421,999       1,280,647       4,270,713       3,818,825
      Pension and other employee benefits              404,736         326,248       1,190,299         951,212
      Occupancy expense                                365,300         349,741       1,128,434         984,785
      Data processing expense                          207,232         191,354         614,137         534,919
      ATM expense                                       85,892          88,266         241,708         267,179
      Other expenses                                 1,096,703         934,999       3,127,121       2,728,101
                                                  ------------    ------------    ------------    ------------

      Total other expenses                           3,581,862       3,171,255      10,572,412       9,285,021
                                                  ------------    ------------    ------------    ------------
Income Before Income Taxes                           3,495,333       3,125,924      10,363,993       9,284,476
Provision for Income Taxes                             933,405         834,259       2,717,080       2,419,096
                                                  ------------    ------------    ------------    ------------
Net Income                                        $  2,561,928    $  2,291,665    $  7,646,913    $  6,865,380
                                                  ============    ============    ============    ============

Basic Earnings per Share                          $       0.86    $       0.77    $       2.57    $       2.30
                                                  ============    ============    ============    ============
Diluted Earnings per Share                        $       0.85    $       0.77    $       2.57    $       2.29
                                                  ============    ============    ============    ============
Dividends per Share                               $       0.35    $       0.30    $       1.05    $       0.90
                                                  ============    ============    ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
IBT BANCORP, INC. AND SUBSIDIARY

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                               2003            2002
                                                          ------------    ------------
                                                           (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                          $  7,646,913    $  6,865,380
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                         595,880         506,565
          Increase in cash surrender value of insurance       (396,727)       (413,119)
          Net amortization/accretion of
            premiums and discounts                             832,367         233,950
          Net investment security gains                       (443,171)       (133,746)
          Provision for loan losses                            450,000         800,000
          Stock options granted                                102,154               -
          Increase (decrease) in cash due
            to changes in assets and liabilities:
              Other assets                                    (653,625)       (599,702)
          Accrued interest and other liabilities              (298,057)       (749,164)
                                                          ------------    ------------
      Net Cash From Operating Activities                     7,835,734       6,510,164

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificates of deposit                     (100,000)              -
      Proceeds from maturity of certificates
        of deposit                                             100,000               -
      Proceeds from sales of securities
        available for sale                                  29,937,923      31,728,943
      Proceeds from maturities of securities
        available for sale                                  42,594,796      60,940,626
      Purchase of securities available for sale            (50,153,363)    (95,376,460)
      Net loans made to customers                          (50,347,265)    (40,831,869)
      Purchases of premises and equipment                   (1,227,298)       (584,765)
      Purchase of Federal Home Loan Bank stock              (1,447,100)       (260,600)
                                                          ------------    ------------
      Net Cash Used By Investing Activities                (30,642,307)    (44,384,125)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                               8,002,003      30,840,264
      Net increase in securities sold
        under repurchase agreement                           7,685,958       9,432,073
      Dividends paid                                        (3,126,537)     (2,683,801)
      Proceeds from FHLB advances                           16,000,000       5,000,000
      Payments on FHLB advances                               (501,684)              -
      Exercise of stock options                               (277,464)              -
      Purchase of treasury stock                                     -        (258,513)
                                                          ------------    ------------

Net Cash From Financing Activities                          27,782,276      42,330,023
                                                          ------------    ------------
Net Change in Cash and Cash Equivalents                      4,975,703       4,456,062
Cash and Cash Equivalents at Beginning of Period            15,066,278      25,218,935
                                                          ------------    ------------

Cash and Cash Equivalents at End of Period                $ 20,041,981    $ 29,674,997
                                                          ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended September 30, 2003


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2002.


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

                                            Three Months Ended              Nine Months Ended
                                               September 30,                    September 30,
                                    ----------------------------------   ------------------------------
                                           2003               2002            2003             2002
                                    ---------------   ----------------   -------------    -------------

Net income, as reported             $     2,561,928   $      2,291,665  $    7,646,913 $      6,865,380

Add:  Stock-based employee
   compensation expense
   included in reported net
   income, net of related
   tax effects                               67,422                  -          67,422                -
Deduct:  Total stock-based
   employee  compensation
   expense determined under
   fair value based method for
   all awards, net of related tax
   effects                                  (67,422)                 -        (151,518)        (147,629)
                                    ---------------   ----------------   -------------    -------------
Pro forma net income                $     2,561,928   $      2,291,665  $    7,562,817 $      6,717,751
                                    ===============   ================   ============  ================
Earnings per share:
    Basic-as reported               $          0.86   $           0.77   $       2.57  $           2.30
                                    ===============   ================   ============  ================
    Basic-pro forma                 $          0.86   $           0.77   $       2.54  $           2.25
                                    ===============   ================   ============  ================
    Diluted-as reported             $          0.85   $           0.76   $       2.53  $           2.28
                                    ===============   ================   ============  ================
    Diluted-pro forma               $          0.85   $           0.76   $       2.50  $           2.24
                                    ===============   ================   ============  ================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended September 30, 2003


NOTE C- EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding were 2,977,655 for both the three and nine months ended September 30, 2003 and 2,981,167 and 2,977,655 for the three and nine months ended September 30, 2002, respectively.


NOTE D - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2003 and 2002 were $987,553 and $3,366,157 respectively and for the nine months ended September 30, 2003 and 2002 were $6,201,071 and $8,773,327 respectively.


NOTE E - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                 September 30, 2003
                              ---------------------------------------------------------------
                                                    Gross           Gross
                                 Amortized       Unrealized       Unrealized        Market
                                   Cost             Gains           Losses          Value
                              -------------   -------------    -------------    -------------
Obligations of
   U.S. Government Agencies   $  68,259,241   $     958,104    $    (406,105)   $  68,811,240

Obligations of State and
   political sub-divisions       36,142,734       1,864,945                -       38,007,679

Mortgage-backed securities       41,350,902         755,413         (143,064)      41,963,251
Other securities                    709,283          36,049             --            745,332
Equity securities                10,292,648         137,701       (1,352,112)       9,078,237
                              -------------   -------------    -------------    -------------

                              $ 156,754,808   $   3,752,212    $  (1,901,281)   $ 158,605,739
                              =============   =============    =============    =============

NOTE F - STOCK OPTION PLAN

In September 2003, an additional 20,500 stock options were granted to employees and directors under the 2000 Stock Option Plan at an exercise price of $51.40 per share. As of September 30, 2003, 150,000 stock options have been granted, of which 75,449 are vested and are exercisable as follows: 44,500 are exercisable at $24.50 per share, 18,463 are exercisable at $23.00 per share, and 12,486 are exercisable at $32.88; 44,206 have not vested, 26,179 shares have been exercised and 4,166 have been forfeited.

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

         The grand opening of the Company's next full service branch office, located in the central Greensburg area of Westmoreland county, is scheduled for the fourth quarter of this year. The Company currently has a main office, five branch offices, a loan center, a trust office, and five supermarket branches located in the Pennsylvania counties of Westmoreland and Allegheny.

FINANCIAL CONDITION

          At September 30, 2003, total assets increased $32.7 million, or 5.6%, to $616.7 million from $584.0 million at December 31, 2002. Asset growth was primarily due to an increase of $50.4 million in net loans and $5.0 million in cash and cash equivalents. Such increases were offset by a $25.0 million decrease in securities available for sale.

         At September 30, 2003, net loans reached $410.3 million from $359.9 million at December 31, 2002. The change in net loans was primarily attributable to the increase of $33.3 million in the real estate secured loan portfolio, including a $28.9 million increase in commercial real estate loans and an $13.3 million increase in multi-family real estate loans, offset, in part, by a $8.3 million decrease in one-to-four family residential mortgages. Given the historically low interest rate environment the Company has chosen to sell many of the one-to-four family residential mortgages made through out the year. The Company does not feel that it is prudent to maintain a large portfolio of thirty-year loans at the current low interest rates preferring to invest in shorter term higher yielding commercial based real estate loans.

         At September 30, 2003, total liabilities increased $29.7 million, or 5.6%, to $557.6 million from $527.9 million at December 31, 2002. This increase was primarily the result of borrowings from the Federal Home Loan Bank, which had a net increase of $15.5 million reaching $55.5 million at September 30, 2003 from $40.0 million at December 31, 2002. The advances are primarily a combination of fixed and variable rate long-term loans with interest rates that compare favorably to rates currently being paid by the Company for certificates of deposits with similar terms. These advances were used to fund the growth in the loan portfolio. Non-interest bearing deposits reached $84.2 million at September 30, 2003, from $74.3 million at December 31, 2002. The increase of $9.9 million is attributed to higher balances in deposit accounts and an increase in the number of demand deposit accounts. Interest-bearing deposits decreased $1.8 million to $392.1 million at September 30,2003 from $393.9 million at December 31,2002. This change was primarily attributable to increases in savings accounts and interest bearing checking accounts of $3.4 million and $4.1 million, respectively. These increases were offset by a $9.8 million decrease in certificate of deposit accounts resulting primarily from expected deposit reductions of local public entities.

         At September 30, 2003, total stockholders' equity increased $2.9 million to $59.1 million from $56.2 million at December 31, 2002. The increase was due to net income of $7.6 million offset by a decrease of $1.4 million in accumulated other comprehensive income (net of income taxes), and by dividends paid of $3.1 million. In addition, surplus (additional paid in capital) was decreased $277,000 due to stock options exercised and increased $102,000 due to stock options granted in accordance with the adoption of FASB 123, as amended by FASB 148. See Note F to the consolidated financial statements. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gain on securities available for sale. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note E to the consolidated financial statements.

RESULTS OF OPERATIONS

         Net income. Net income for the three months ended September 30, 2003 increased $270,000, or 11.8%, to $2.6 million, or $.85 per diluted earnings per share, from $2.3 million, or $.77 per diluted earnings per share, for the comparable three month period in 2002. Net income for the nine months ended September 30, 2003 increased $782,000 to $7.6 million, or $2.57 per diluted earnings per share from $6.9 million, or $2.29 per diluted earnings per share for the comparable nine month period in 2002. The increase for the three and nine months ended September 30, 2003 was the result of higher net interest income and other income partially offset by increases in other expenses.

         Interest income. Interest income for the three months ended September 30, 2003 decreased $142,000 to $8.4 million from $8.5 million compared to the three month period in 2002. The average balances of interest-earning assets increased $43.6 million for the three months ended September 30, 2003, to $580.4 million from $536.8 million for the comparable period in 2002. This increase was offset by a decrease in the yield on these assets of 57 basis points to 5.78%, for the three months ended September 30, 2003 from 6.35% for the comparable period in 2002. Interest income for the nine months ended September 30, 2003 increased $139,000 to $25.2 million from $25.1 million for the comparable period in 2002. The average balance of interest-earning assets increased $54.3 million to $572.6 million for the nine months ended September 30, 2003 from $518.3 million for the comparable 2002 period. This increase was offset by a decrease in the yield on these assets of 58 basis points to 5.87% for the nine months ended September 30, 2003 from 6.45% for the comparable period in 2002. The increases in the average balances of interest-earning assets for the three and nine month periods were driven by the growth in the loan portfolio as discussed under Financial Condition. The reduction of interest rates in the market contributed to the decline in average yields in both the three and nine month periods ended in September 2003. See "Average Balance Sheet and Rate/Volume Analysis"

         Interest expense. Interest expense for the three months ended September 30, 2003 decreased $497,000 to $2.7 million from $3.2 million for the comparable period in 2002. The decrease in interest expense was primarily attributed to a 63 basis point decrease in the average cost of funds to 2.34% for the three months ended September 30, 2003 from 2.97% for the comparable period in 2002, offset by a $32.6 million increase in the average balance of interest-bearing liabilities. Interest expense for the nine months ended September 30, 2003 decreased $1.1 million to $8.5 million from $9.6 million for the comparable 2002 period. This decrease was primarily the result of a 60 basis point reduction in the average cost of funds to 2.45% for the nine months ended September 30, 2003 from 3.05% for the comparable nine month period in 2002, offset by a $43.7 million increase in the average balance of interest-bearing liabilities. The reduction of average cost of funds for the three and nine month periods ended September 30, 2003 is reflective of the continued historically low interest rates paid on deposits and borrowings over the past year. See "Average Balance Sheet and Rate/Volume Analysis."


Average Balance Sheet

The following table sets forth certain information relating to the company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                            -------------------------------------------------------------------
                                            Three Months Ended September 30,   Three Months Ended September 30,
                                            -------------------------------------------------------------------
                                                        2003                              2002
                                            ------------------------------    ------------------------------
                                            Average              Average      Average              Average
                                            Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                            -------   --------  ----------    -------   --------  ----------
                                                (Dollars In Thousands)           (Dollars In Thousands)
Interest-earning assets:
   Loans receivable    (1)                 $402,611   $ 6,654       6.61%    $350,146    $ 6,340    7.24%
   Investment securities available for
     sale (2)                               173,561     1,713       3.95%     171,804      2,115    4.92%
   Other interest-earning assets (3)          4,193        15       1.42%      14,811         68    1.85%
     Total interest-earning assets         $580,365   $ 8,382       5.78%    $536,761    $ 8,523    6.35%
                                                      =======     ======                 =======  ======

Non-interest-earning assets                  32,135                            29,856
                                           --------                          --------
     Total assets                          $612,500                          $566,617
                                           ========                          ========

Interest-bearing liabilities:
   Money market accounts                   $ 62,417   $   135       0.86%    $ 62,349    $   323    2.08%
   Certificates of Deposit                  216,184     1,786       3.31%     213,186      1,975    3.71%
   Other liabilities                        189,671       816       1.72%     160,116        936    2.34%
                                           --------   -------                --------    -------
     Total interest-bearing liabilities    $468,272     2,737       2.34%    $435,651    $ 3,234    2.97%
                                                      =======     ======                 =======  ======

Non-interest-bearing liabilities             84,606                             77,278
                                           --------                            -------
    Total liabilities                      $552,878                           $512,929
                                           ========                           ========
Retained Earnings (4)                        59,622                             53,688
                                           --------                           --------
     Total liabilities and stockholders'
       equity                              $612,500                          $566,617
                                           ========                          ========
Net interest income                                   $ 5,645                            $ 5,289
                                                      =======                            =======
Interest rate spread (5)                                            3.44%                           3.38%
                                                                  ======                          ======
Net yield on interest-earning assets (6)                            3.89%                           3.94%
                                                                  ======                          ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                     123.94%                         123.21%
                                                                  ======                          ======

(1)  Average  balances include  non-accrual  loans, and are net of deferred loan fees.
(2)  Includes interest-bearing deposits in other financial institutions.
(3)  Consists of federal funds sold.
(4) Includes capital stock, surplus and accumulated other comprehensive income, less treasury stock.
(5) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net yield on interest-earning assets represents annualized net interest income as a percentage of average interest-earning assets.

Average Balance Sheet

The following table sets forth certain information relating to the company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                            -------------------------------------------------------------------
                                             Nine Months Ended September 30,    Nine Months Ended September 30,
                                            -------------------------------------------------------------------
                                                        2003                              2002
                                            ------------------------------    ------------------------------
                                            Average              Average      Average              Average
                                            Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                            -------   --------  ----------    -------   --------  ----------
                                                (Dollars In Thousands)           (Dollars In Thousands)
Interest-earning assets:
   Loans receivable (1)                    $387,055   $19,555       6.74%    $332,252   $ 18,310     7.35%
   Investment securities available for
     sale (2)                               181,840     5,624       4.12%     171,328      6,568     5.11%
   Other interest-earning assets (3)          3,680        35       1.28%      14,698        197     1.78%
                                                      -------     ------
     Total interest earning assets         $572,575   $25,214       5.87%    $518,278   $ 25,075     6.45%
                                                      =======       ====                ========  =======
Non-interest earning assets                  30,930                                       29,611
                                           --------                                     --------
     Total assets                          $603,505                                     $547,889
                                           ========                                     ========
Interest-bearing liabilities:
   Money market accounts                   $ 61,835   $   518       1.12%    $ 60,441   $    935     2.06%
   Certificates of Deposit                  217,532     5,455       3.34%     202,648      5,902     3.88%
   Other liabilities                        184,344     2,563       1.85%     156,896      2,765     2.35%
                                           --------   -------     ------     --------   --------
     Total interest-bearing liabilities    $463,711   $ 8,536       2.45%    $419,985   $  9,602     3.05%
                                                      =======     ======                ========  =======
Non-interest-bearing liabilities             81,772                            76,441
                                           --------                          --------
    Total liabilities                      $545,483                          $496,426
                                           ========                          ========
Retained Earnings (4)                        58,022                            51,463
                                           --------                          --------
     Total liabilities and stockholders'
       equity                              $603,505                          $547,889
                                           ========                          ========
Net interest income                                   $16,678                           $ 15,473
                                                      =======                           ========
Interest rate spread (5)                                            3.42%                            3.40%
                                                                  ======                          =======
Net yield on interest-earning assets (6)                            3.88%                            3.98%
                                                                  ======                           ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                     123.48%                          123.40%
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

                                               Three Month Period ended     Nine Month Period ended
                                                   September 30, 2003          September 30, 2003
                                               -------------------------    -------------------------
                                                     2003 vs. 2002                2003 vs. 2002
                                               -------------------------    -------------------------
                                                   Increase (Decrease)         Increase (Decrease)
                                               -------------------------    -------------------------
                                                      Due to                         Due to
                                               -------------------------    -------------------------
                                               Volume     Rate       Net    Volume     Rate       Net
                                               ------     ----       ---    ------     ----       ---
                                                  (Dollars In Thousands)     (Dollars In Thousands)
Interest income:
   Loans receivable                              950      (636)      314    (3,020)   (1,775)    1,245
   Investment securities available for sale       22      (424)     (402)      403    (1,347)     (944)
   Other interest earning assets                 (49)       (4)      (53)     (148)      (14)     (162)
     Total interest-earning assets               923    (1,064)     (141)   (3,275)   (3,136)      139
                                               =====    ======     =====   =======   =======   =======

Interest expense:
   Money market accounts                           0      (188)     (188)       22      (439)     (417)
   Certificates of deposit                        28      (217)     (189)      433      (880)     (447)
   Other liabilities                             173      (293)     (120)      484      (686)     (202)
  Total interest-bearing liabilities             201      (698)     (497)      939    (2,005)   (1,066)
                                               =====    ======     =====   =======   =======   =======

Net change in net interest income                722      (366)      356     2,336    (1,131)    1,205
                                               =====    ======     =====   =======   =======   =======

         Provision for loan losses. For the three and nine months ended September 30, 2003, the provision for loan losses was $150,000 and $450,000,
respectively,   compared  to  $300,000  and  $800,000,   respectively,  for  the
comparable 2002 periods. At September 30, 2003, loan loss reserves represent ..76% of the entire loan portfolio compared to .73% for the comparable 2002 period.

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

         Other income. Total other income for the three months ended September 30, 2003 increased $274,000 to $1.6 million from $1.3 million for the comparable three month period in 2002. Total other income for the nine months ended September 30, 2003 increased $812,000 to $4.7 million from $3.9 million for the comparable period in 2002. The increases in other income primarily due to net security gains of $206,000 and $443,000 for the three and nine month periods ended September 30, 2003, respectively and a $351,000 gain from the sale of other real estate property for the nine months ended September 30, 2003

         Other expense. Total other expense for the three and nine month periods ended September 30, 2003 increased $411,000 and $1.3 million, respectively, to $3.6 million and $10.6 million from $3.2 million and $9.3 million, respectively, for the comparable three and nine month period in 2002. Salaries and benefits increased $220,000 and $691,000, respectively, from the comparable periods in 2002 due to merit salary increases, increased pension and health insurance costs, and additional staffing. Occupancy expense for the three and nine months ended September 30, 2003 increased $16,000 and $144,000, respectively, to $365,000 and $1.1 million from $350,000 and $985,000, respectively, for the comparable three and nine month periods in 2002. Such increases at September 30, 2003 were primarily due to depreciation expense related to equipment purchases for technological improvements and increased rental expense due to the relocation of the Company's item processing department. Other expenses for the three and nine month periods ended September 30, 2003 increased $162,000 and $399,000, respectively, to $1.1 million and $3.1 million from $935,000 and $2.7 million, respectively, for the comparable three and nine month periods in 2002. Included in this increase is $46,000 in costs associated with the Company's listing on the American Stock Exchange and a variety of increases in other expenses associated with the normal cost of doing business.

         Liquidity and capital resources. The Company's primary sources of funds include savings, deposits, loan repayments and prepayments, cash from operations and borrowings from the Federal Home Loan Bank. The Company uses its capital resources principally to fund loan originations and purchases, to repay maturing borrowings, to purchase investments, and for short-term liquidity needs.

         The Company's liquid assets consist of cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on the Company's operating, financing, and investment activities during any given period. At September 30, 2003 cash and cash equivalents totaled $20.0 million.

         Net cash from operating activities at September 30, 2003 totaled $7.8 million, as compared to net cash from operating activities of $6.5 million at September 30, 2002. The increase in cash was primarily due to a $782,000 increase in net income offset by a decrease of $451,000 in accrued interest and other liabilities.

         Net cash used by investing activities at September 30, 2003 totaled $30.6 million, compared to cash used of $44.4 million for the same period in 2002. The $13.8 million decrease was primarily due to a decrease of $20.1 million in the proceeds from the sales and maturities of securities available for sale offset by an increase in the net loans made to customers of $9.4 million.
         Net cash from financing activities totaled $27.8 million at September 30, 2003, a decrease of $14.5 million from September 30, 2002 reported amount of $42.3 million. This change was mainly the result of a change in net deposits of $22.8 million offset by an increase in FHLB advances of $11.0 million.

         Liquidity may be adversely affected by unexpected outflows, excessive interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Company's commitment to make loans and management's assessment of the Company's ability to generate funds. The Company is also subject to federal regulations that impose certain minimum capital requirements. At September 30, 2003, the Company was in compliance with federal regulations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the three and nine months ended September 30, 2003 from the information presented in the annual report on form 10K, under the caption Market Risk, for the year ended December 31, 2002.

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

Item 5.           Other Information

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits
                      3(i)     Articles of Incorporation of IBT Bancorp,  Inc.*
                       3(ii)   Amended Bylaws of IBT Bancorp, Inc.**
                      10       Change In Control Severance Agreement with Charles G. Urtin ***
                      10.1     Deferred Compensation Plan For Bank Directors***
                      10.2     Retirement Agreement Between Irwin Bank & Trust Co. And
                               J. Curt Gardner***
                      10.3     Death  Benefit Only Deferred Compensation Plan For Bank Directors
                               effective as of January 1, 1990***
                      10.4     Retirement and Death Benefit Deferred Compensation Plan For Bank
                               Directors effective as of January 1, 1990***
                      10.5     2000 Stock Option Plan****
                      31.1     Rule 13a-14(a) Certification of Chief Executive Officer
                      31.2     Rule 13a-14(a) Certification of Chief Financial Officer
                      32       Section 1350 Certification

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

(b)  Reports on Form 8-K

     (i) The registrant filed a Form 8-K on July 22, 2003 to report results of operations for the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     IBT BANCORP, INC.


Date:    November 12, 2003       By:    /s/Charles G. Urtin
                                        ----------------------------------------
                                        Charles G. Urtin
                                        President, Chief Executive Officer
                                        (Duly authorized officer)



Date:    November 12, 2003       By:    /s/Raymond G. Suchta
                                        ----------------------------------------
                                        Raymond G. Suchta
                                        Vice President, Chief Financial Officer
                                        (Duly authorized officer)