Form 10-K
period 2003-12-31
IBT BANCORP INC
filed 2004-03-15
CIK 801122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2003
                                     - OR -
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________  to __________________

Commission File Number: 0-25903

                                IBT BANCORP, INC.
             ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Pennsylvania                                  25-1532164
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

309 Main Street, Irwin, Pennsylvania                        15642
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (724) 863-3100
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
Common Stock, $1.25 par value                   American Stock Exchange
-----------------------------                   -----------------------
Stock Purchase Rights                           American Stock Exchange
---------------------                           -----------------------

Securities registered pursuant to Section 12(g) of the Act:    None
                                                          --------------

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

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2).  YES   X          NO    .
                                               ---            ---
         Based on the closing sales price of $49.99 per share of the registrant's common stock on June 30, 2003, as reported on the AMEX, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $129.7 million.

         As of March 2, 2004, there were 2,977,655 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions  of  2003  Annual  Report  to  Stockholders  (Parts  II and IV)
2. Portions of Proxy Statement for the 2004 Annual Meeting of Stockholders. (Part III)

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

Item 1.  Business
-------  --------

General

         IBT Bancorp, Inc. is a Pennsylvania corporation headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking services through its wholly-owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company").

         Irwin Bank & Trust Co. (the "Bank") was incorporated in 1922 under the laws of Pennsylvania as a commercial bank under the name "Irwin Savings and Trust Company." The Bank engages in a full-service mortgage, commercial and consumer banking business, as well as trust and a variety of deposit services provided to its customers. At December 31, 2003, the Bank operated through its main office, six branch offices, a loan center, and a trust office as well as through five supermarket branches under the name "Irwin Bank Extra." The Bank's main office, full service branch offices, loan center, trust office and supermarket branches are located in the Pennsylvania counties of Westmoreland and Allegheny. The Bank's web site is "www.myirwinbank.com."

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

Lending Activities

         Analysis of Loan Portfolio. The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                          At December 31,
                           -------------------------------------------------------------------------------------------------------
                                   2003                  2002                   2001                2000               1999
                           ------------------    ------------------    ------------------   -----------------   ------------------
                               $          %          $          %          $          %         $        %          $          %
                           --------    ------    --------     -----    --------     -----   --------    -----   --------     -----
                                                                             (Dollars in Thousands)
  Mortgage..............   $244,923     58.33%   $210,244     57.87%   $173,214     54.55%  $152,753    51.95   $130,348     49.56
  Installment...........     78,327     18.65      59,321     16.33      64,053     20.17     65,327    22.22     61,983     23.57
  Commercial............     59,591     14.19      58,634     16.14      55,185     17.38     52,676    17.92     47,294     17.98
  Home equity
    lines of credit.....     21,963      5.23      15,832      4.36      11,001      3.47     10,067     3.42      8,886      3.38
  PHEAA (1).............      7,834      1.87       6,900      1.90       6,950      2.19      6,632     2.26      6,166      2.34
  Municipal.............      6,268      1.49      11,190      3.08       5,369      1.69      5,945     2.02      6,347      2.41
  Credit cards..........         38       .01          32       .01          32       .01         --       --      1,780       .68
  Other.................        965       .23       1,148       .31       1,715       .54        611      .21        210       .08
                            -------    ------    --------    ------    --------    ------   --------   ------   --------    ------
Total loans.............    419,909    100.00%    363,301    100.00%    317,519    100.00%   294,011   100.00%   263,014    100.00%
                                       ======                ======                ======              ======               ======
Less:
  Unearned discount.....         --                    --                    --                   --                  --
  Deferred loan
    origination
    fees and costs......        338                   557                   273                  178                 146
  Allowance for loan
    losses..............      3,285                 2,873                 2,114                1,919               2,366
                           --------              --------              --------             --------            --------
Total loans, net........   $416,286              $359,871              $315,132             $291,914            $260,502
                           ========              ========              ========             ========            ========

--------
(1)  Pennsylvania Higher Education Assistance Authority.

         Loan Maturity Table. The following table sets forth maturities and interest rate sensitivity for all categories of loans as of December 31, 2003. Scheduled repayments are reported in the maturity category in which payment is due.

                                         Home
                                        equity                                                          Credit
                                       lines of                                     PHEAA                Cards
                           Mortgage    credit(2)      Installment Commercial         (1)    Municipal     (2)     Other    Total
                           --------    ---------      ----------  ----------       -------  ---------   -------   ------  --------
                                                                          (In Thousands)
1 year or less............ $ 10,380     $21,963         $10,442      $12,538       $     -     $6,268   $    38   $ 965   $ 62,594

After 1 year:
  1 to 5 years............   53,226           -          33,438       14,754         7,834          -         -       -    109,252
  After 5 years...........  181,317           -          34,447       32,299             -          -         -       -    248,063
                           --------     -------         -------      -------        ------     ------   -------   -----   --------
Total due after one year..  234,543           -          67,885       47,053         7,834          -         -       -    357,315
                           --------     -------         -------      -------        ------     ------   -------   -----   --------
Total amount due.......... $244,923     $21,963         $78,327      $59,591        $7,834     $6,268   $    38   $ 965   $419,909
                           ========     =======         =======      =======        ======     ======   =======   =====   ========

-------------
(1) PHEAA loans are sold when repayment begins; assumption is that all PHEAA loans will mature in 1 to 5 years.
(2) Home equity credit lines and credit card loans have no stated maturities; therefore they are classified as due in one year or less.

         The following table sets forth, as of December 31, 2003, the dollar amount of all loans due after December 31, 2004, based upon fixed rates of interest or floating or adjustable interest rates.


                                               Floating or
                           Fixed Rates         Adjustable Rates       Total
                           -----------         ----------------       -----
                                                (In Thousands)

Mortgage(1)  .........        $216,575             $17,968          $234,543
Installment...........          66,377               1,508            67,885
Commercial............          20,074              26,979            47,053
PHEAA.................               -               7,834             7,834
                              --------             -------          --------
     Total............        $303,026             $54,289          $357,315
                              ========             =======          ========

-----------
(1) Included in the mortgage loans portfolio are commercial real estate loans. Commercial real estate loans are fixed rate loans that are primarily callable loans, which reprice every three, five or ten years, based upon the interest rate on similar loans at the time of repricing. See "Mortgage Loans."

         Mortgage Loans. The Registrant's primary lending activity consists of the origination of residential and commercial mortgage loans secured by property in its primary market area. The mortgage loan portfolio consists of one-to four-family residential mortgage loans, commercial real estate loans, and construction loans.

         The Registrant had approximately $80.0 million of one- to four-family residential mortgage loans in its mortgage loan portfolio at December 31, 2003. The Registrant generally originates one- to four-family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Registrant will originate residential mortgage loans in an amount up to 95% of the appraised value of a mortgaged property, however, mortgage insurance for the borrower is required. The Registrant offers residential fixed rate loans and adjustable rate loans with amortization periods ranging from 15 to 30 years. Interest rates for adjustable rate loans for residences adjust every 12 months based upon the weekly average yield on the one year U.S. Treasury securities, plus a margin of 2.75 percentage points. These adjustable rate loans have an interest rate cap of two percentage points per year and six percentage points over the life of the loan, and are originated for retention in the portfolio.

         Fixed  rate  loans  are   underwritten  in  accordance  with  FannieMae
guidelines. Currently, loans underwritten in accordance with FannieMae guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Registrant generally charges a higher interest rate if loans are not saleable under FannieMae guidelines. At December 31, 2003, $207.5 million of the Registrant's mortgage portfolio consisted of long-term fixed rate mortgage loans of which $491,000 were classified as held for sale. The Registrant does not service any loans that are sold and the Registrant is generally not liable for these loans (i.e., "nonrecourse loans").

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

         As of December 31, 2003, the Registrant's commercial real estate loans totaled $118.4 million of the mortgage portfolio. Typically, commercial real estate loans are originated in amounts up to 75% of the appraised value of the mortgaged property.

         The Registrant also originates loans to finance the construction of one- to four-family dwellings and commercial real estate. Generally, the Registrant only makes interim construction loans to individuals if it also makes the long-term one- to four-family residential mortgage loan on the property. Interim construction loans generally have terms of up to nine months with fixed rates of interest. At December 31, 2003, such loans totaled $5.6 million and $7.3 million, respectively, of the Registrant's total mortgage loan portfolio.

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

         Installment Loans. Installment loans primarily consist of home equity term loans and to a lesser extent automobile loans. Home equity loans are secured primarily by one- to four-family residences. The Registrant originates these loans with fixed rates with terms of up to 20 years. These loans are subject to 80% combined loan-to-value limitation, including any outstanding mortgages or liens, without requiring mortgage insurance. The Registrant will originate home equity loans in an amount up 100% of the appraised value, however, mortgage insurance for the borrower may be required. The Registrant originates automobile loans with fixed rates of interest and terms of up to five years. At December 31, 2003, home equity term loans totaled $78.3 million.

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

         Loan Approval Authority and Underwriting. The Registrant establishes various lending limits for its officers and maintains an officer review committee. Certain officers generally have authority to approve loans up to $500,000. Loans up to $1,000,000 are approved by an officer review committee ("ORC"). The ORC consists of the President and at least four other officers appointed by the President. All loans over $1,000,000 are approved by the Board of Directors.

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

         Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At December 31, 2003, commitments to cover originations of loans totaled $77.0 million.

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

                                               At December 31, 2003
                                               --------------------
                                                  (In Thousands)
Special Mention...........................           $19,022
Substandard...............................             8,756
Doubtful..................................               668
Loss......................................                 -
                                                     -------
      Total...............................           $28,446
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

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. As of the dates indicated, no loans were categorized as troubled debt restructurings within the meaning of SFAS 15 and there were no impaired loans within the meaning of SFAS 114, as amended by SFAS 118.

                                                                                      At December 31,
                                                            -----------------------------------------------------------------
                                                                2003           2002         2001          2000        1999
                                                                ----           ----         ----          ----        ----
                                                                             (Dollars In Thousands)
Loans accounted for on a non-accrual basis:
  Mortgage...........................................         $  567         $  446       $  940        $   --      $   --
  Home equity lines of credit........................             --             --           --            --          60
  Installment........................................             --             77           27            --          --
  Commercial.........................................             --             96           60            --          91
  PHEAA..............................................             --             --           --            --          --
  Municipal..........................................             --             --           --            --          --
  Credit cards.......................................             --             --           --            --          --
  Other..............................................             --             --           --            --          --
                                                              ------         ------       ------        ------      ------
Total................................................         $  567         $  619       $1,027        $   --      $  151
                                                              ------         ------       ------        ------      ------
Accruing loans which are contractually past
  due 90 days or more:
  Mortgage...........................................            704            728          559         1,067         998
  Installment........................................             10             --            3            10          21
  Commercial.........................................             14             41            7           157         568
  Home equity lines of credit........................             --             --           --            --          --
  PHEAA..............................................             --             --           --            --          --
  Municipal..........................................             --             --           --            --           -
  Credit cards.......................................             --             --           --            --           3
  Other..............................................             --             --           --            --          --
                                                              ------         ------       ------        ------      ------
Total................................................            728            769          569         1,234       1,590
                                                              ------         ------       ------        ------      ------
Total non-accrual and accrual loans..................          1,295          1,388        1,596         1,234       1,741
                                                              ------         ------       ------        ------      ------
Other real estate owned..............................            254            637          239           132         141
                                                              ------         ------       ------        ------      ------
Other non-performing assets..........................             --             --           --            --          --
                                                              ------         ------       ------        ------      ------
Total non-performing assets..........................         $1,549         $2,025       $1,835        $1,366      $1,882
                                                              ======         ======       ======        ======      ======
Total non-accrual and accrual loans to net loans.....            .31%           .39%         .51%          .42%        .67%
                                                              ======         ======       ======        ======      ======
Total non-accrual and accrual loans to total assets..            .21%           .24%         .30%          .25%        .39%
                                                              ======         ======       ======        ======      ======
Total non-performing assets to total assets..........            .25%           .35%         .35%          .28%        .42%
                                                              ======         ======       ======        ======      ======


         As of December 31, 2003, there were no loans not reflected in the above as to which management had serious doubts as to the ability of borrowers to comply with present loan repayment loans.

         Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management's best estimate of the losses inherent in the portfolio, based on a monthly review by management of the following factors:

o    Historical   experience
o    Volume
o    Type  of  lending conducted by the Bank
o    Industry  standards
o    The level and status of past due and non-performing loans
o    The general economic conditions in the Bank's lending area; and
o    Other factors affecting the collectability of the loans in the portfolio

         Large groups of homogeneous loans, such as residential real estate, small commercial real estate loans and home equity and consumer loans are evaluated in the aggregate using historical loss factors and other data. The amount of loss reserve is calculated using historical loss rates, net of recoveries on a five year rolling weighted average, adjusted for environmental, and other qualitative factors such as industry, geographical, economic and political factors that can effect loss rates or loss measurements.

         Large balance and/or more complex loans such as multi-family and commercial real estate loans may be evaluated on an individual basis and are also evaluated in the aggregate to determine adequate reserves. As specific loans are determined to be impaired specific reserves are assigned based upon collateral value, market value, if determinable, or the present value of the estimated future cash flows of the loan.

         The allowance is increased by a provision for loan loss which is charged to expense, and reduced by charge-offs, net of recoveries. Loans are placed on non-accrual status when they are 90 days past due, unless they are adequately collateralized and in the process of collection.

         The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                                 December 31,
                                                       -------------------------------------------------------------------
                                                       2003           2002            2001           2000           1999
                                                      --------       --------       --------       --------      ---------
                                                                              (Dollars in Thousands)
Total loans outstanding........................       $419,571       $362,744       $317,246       $293,833      $ 262,868
                                                      ========       ========       ========       ========      =========
Average loans outstanding......................       $393,743       $337,600       $304,080       $279,400      $ 251,574
                                                      ========       ========       ========       ========      =========
Allowance balances (at beginning of  period)...       $  2,873       $  2,114       $  1,919       $  2,366      $   2,228
Provision (credit):
   Mortgage....................................            430            930            200             30             30
   Installment.................................             38             25            100             30             30
   Commercial..................................            132            145            200            240            225
   Home equity lines of credit.................             --             --             --             --             --
   PHEAA.......................................             --             --             --             --             --
   Municipal...................................             --             --             --             --             --
   Credit cards................................             --             --             --             --             15
   Other.......................................             --             --             --             --             --
Net (charge-offs) recoveries:
  Mortgage.....................................            (11)          (219)          (203)          (34)            (21)
  Installment..................................            (64)           (59)           (90)          (72)            (24)
  Commercial...................................           (113)           (63)           (14)         (616)           (102)
  Home equity lines of credit..................             --             --             --             --             --
  PHEAA........................................             --             --             --             --             --
  Municipal....................................             --             --             --             --             --
  Credit cards.................................             --             --              2           (25)            (15)
  Other........................................             --             --             --             --             --
                                                      --------       --------       --------       --------      ---------
Allowance balance (at end of period)...........       $  3,285       $  2,873       $  2,114       $  1,919       $  2,366
                                                      ========       ========       ========       ========      =========
Allowance for loan losses as a percent
  of total loans outstanding...................         0.78%          0.79%          0.67%           0.65%          0.90%
                                                        =====          =====          =====           =====          ====
Net loans charged off as a percent of
  average loans outstanding....................         0.05%          0.10%          0.10%           0.27%          0.06%
                                                        =====          =====          =====           =====          ====

         Allocation of the Allowance For Loan Losses. The following table sets forth the allocation of the Registrant's allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated.


                                                                         At December 31,
                                     ---------------------------------------------------------------------------------------------
                                            2003              2002             2001               2000                 1999
                                     ------------------ ----------------  ----------------  -----------------    -----------------
                                                % of             % of              % of               % of                 % of
                                                Loans            Loans            Loans               Loans               Loans
                                               to Total         to Total          to Total           to Total             to Total
                                     Amount     Loans    Amount  Loans    Amount  Loans      Amount   Loans       Amount   Loans
                                     ------     -----    ------  -----    ------  -----      ------   -----       ------  ------
                                                                                   (Dollars in Thousands)
At end of period allocated to:
  Mortgage.......................    $  806     58.33%  $2,183   57.87%  $1,120    54.55%   $  651    51.95%     $  603    49.56%
  Installment....................       109     18.65      194   16.33      409    20.17       414    22.22         345    23.57
  Commercial.....................     2,217     14.19      432   16.14      501    17.38       786    17.92       1,293    17.98
  Home equity lines of credit....       138      5.23       64    4.36       60     3.47        51     3.42          54     3.38
  PHEAA..........................         5      1.87       --    1.90       11     2.19        10     2.26           9     2.34
  Municipal......................         9      1.49       --    3.08        8     1.69         1     2.02          10     2.41
  Credit cards...................        --       .01       --     .01       --      .01        --       --          45      .68
  Other..........................         1       .23       --     .31        5      .54         6      .21           7      .08
                                     ------    ------   ------  ------   ------   ------    ------   ------      ------   ------
Total allowance..................    $3,285    100.00%  $2,873  100.00%  $2,114   100.00%   $1,919   100.00%     $2,366   100.00%
                                     ======    ======   ======  ======   ======   ======    ======   ======      ======   ======

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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2003, the Registrant had securities classified as "available for sale" in the amount of $167.9 million and had no securities classified as "held to maturity" or "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2003, the Registrant's securities available for sale had an amortized cost of $166.3 million and market value of $167.9 million. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2003, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) mortgage-backed securities, (iv) municipal obligations, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement the Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include FreddieMac, Government National Mortgage Association ("GinnieMae"), and FannieMae.

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

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio at the dates indicated:

                                                                  At December 31
                                                        --------------------------------
                                                          2003        2002        2001
                                                        --------    --------    --------
                                                                 (In Thousands)
Securities available for sale:
  Obligations of U.S. government agencies.............  $ 82,969    $ 80,503    $ 62,544
  Mortgage-backed securities..........................    37,656      54,104      55,526
  Obligations of state and political subdivisions.....    37,921      38,889      31,843
  Federal home loan bank stock........................     4,541       3,153       2,102
  Equity securities...................................     8,621       9,318      10,214
  Other securities....................................       740         750         739
                                                        --------    --------    --------
     Total securities available for sale..............  $172,448    $186,717    $162,968
                                                        ========    ========    ========

         Investment Portfolio Maturities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Registrant's investment securities portfolio as of December 31, 2003. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations.

                                                                 As of December 31, 2003
                                --------------------------------------------------------------------------------------------------
                                                                         After Five         More than             Total
                                One Year or Less   One to Five Years    to Ten Years        Ten Years      Investment Securities
                                ----------------   -----------------  ---------------- ------------------ ------------------------
                                Carrying  Average  Carrying Average   Carrying Average Carrying   Average Carrying Average  Market
                                  Value    Yield    Value    Yield     Value    Yield   Value      Yield   Value    Yield    Value
                                --------  -------  -------- -------   -------- ------- --------   ------- -------- -------  ------
                                                    (Dollars in Thousands)
Obligations of U.S.
    government agencies......... $2,050    5.67%   $ 9,196    3.64%  $71,723     3.52%  $    --      --%  $ 82,969   3.59% $ 82,969
Mortgage-backed securities......     --      --         --      --     7,406     4.27    30,250    4.83     37,656   4.72    37,656
Obligations of state and
    political subdivisions (1)..    600    4.59      1,234    4.99     7,204     4.96    28,883    4.98     37,921   4.97    37,921
Federal home loan bank stock....     --      --         --      --        --       --     4,541    2.36      4,541   2.36     4,541
Equity securities...............     --      --         --      --        --       --     8,621    2.06      8,621   2.06     8,621
Other securities  ..............    188    0.83%       527    7.08        25     2.50        --      --        740   5.34       740
                                 ------            -------           -------            -------           --------         --------
     Total...................... $2,838    5.12%   $10,957    3.96%  $86,358     3.70%  $72,295    4.40%  $172,448   4.04% $172,448
                                 ======            =======           =======            =======           ========         ========

------------
(1)  Average yields have not been computed on a tax-equivalent basis.

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

     The  following  table  shows  the   distribution   of,  and  certain  other
information relating to the Bank's deposits by type as of the dates indicated.

                                                        At December 31,
                               -------------------------------------------------------------------
                                       2003                    2002                   2001
                               -------------------     -------------------      ------------------
                                Average    Average       Average  Average       Average   Average
                                Balance     Rate         Balance    Rate        Balance    Rate
                                -------     ----         -------    ----        -------    ----
                                                    (Dollars in Thousands)
Checking accounts:
   Non-interest-bearing.....   $ 77,862        --%      $ 71,568      --%      $ 63,770       --%
   Interest-bearing.........     54,788      0.58         48,375    1.05         44,716     1.84
Passbook and club accounts..     76,641      0.70         69,776    1.48         60,351     2.10
Money market accounts.......     61,138      1.05         60,735    2.03         55,020     3.18
Certificate accounts........    221,186      3.30        208,789    3.80        205,242     5.50
                               --------      ----       --------    ----       --------     ----
         Total..............   $491,615      1.79%      $459,243    2.33%      $429,099     3.52%
                               ========      ====       ========    ====       ========     ====


         The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining at December 31, 2003 (in thousands).


                                                   Certificates of
  Maturity Periods                                     Deposit
  ----------------                                     -------
  Three months or less......................           $25,071
  Over three through six months.............             3,161
  Over six through twelve months............             5,091
  Over twelve months........................            20,927
                                                       -------
        Total...............................           $54,250
                                                       =======

         Borrowings. Deposits are the primary source of funds for the Registrant's lending and investment activities as well as for general business purposes. Should the need arise, the Registrant has a maximum borrowing capacity with the FHLB of $282.4 million. At December 31, 2003, there were outstanding $53.3 million of long term FHLB borrowings.

Personnel

         As of December 31, 2003, the Registrant had 178 full-time and 60 part-time employees. None of the Registrant's employees are represented by a collective bargaining group.

Regulation of the Company

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes- Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

Regulation of the Bank

         General. As a Pennsylvania chartered insured commercial bank with deposits insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation or the United States Congress, could have a material impact on the Company and its operations.

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

         Pennsylvania Banking Law. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state chartered commercial banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         The code also provides state-chartered commercial banks with the powers to make certain leway investments, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Corporation Act, however, prohibits a state-chartered bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the appropriate deposit insurance fund and (2) the bank meets all applicable federal capital requirements. Accordingly, the additional operating authority provided to the Bank by the code is significantly restricted by the Federal Deposit Insurance Act.

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

         In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The current quarterly assessment rate is approximately .0154% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like the Bank are not members of the Federal Reserve System. At December 31, 2003, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

         The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of December 31, 2003.

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

         As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to 5% of its outstanding residential mortgage loans plus .7% of its unused maximum borrowing capacity. At December 31, 2003, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non- interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2003, the Bank met its reserve requirements.

Item 2.  Properties
-------  ----------

         At December 31, 2003, the Registrant operated from its main office, six branch offices and five supermarket branch offices and a loan office and a trust office, all located in southwestern Pennsylvania. The total net book value of the Registrant's investment in premises and equipment at December 31, 2003, was approximately $6.5 million. The main office of the Company and of the Bank and three branch offices are owned by the Bank and the remaining three branch offices, five supermarket branch offices, and the Bank's trust division, are leased by the Bank. These leases have initial terms of one to twenty years, and all leases contain renewal options for additional years.

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
-------  -----------------------------------------------------------------
         Matters
         -------

         The information contained under the section captioned "Stock Market Information" in the 2003 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

         The information contained in the section captioned "Market Risk" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The Registrant's financial statements listed in Item 15 herein are incorporated herein by reference from the Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

Item 9A.  Controls and Procedures
--------  -----------------------

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

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company's Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, IBT Bancorp, Inc., 309 Main Street, Irwin, Pennsylvania 15642.

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

         (c)      Changes in Control

                  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)      Securities Authorized for Issuance Under  Equity  Compensation
                  Plans

         Set forth below is  information as of December 31, 2003 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                           EQUITY COMPENSATION PLAN INFORMATION

                                                 (a)                      (b)                        (c)

                                                                                               Number of securities
                                        Number of securities        Weighted-average          remaining available for
                                          to be issued upon         exercise price of          future issuance under
                                             exercise of               outstanding           equity compensation plans
                                        outstanding options,        options, warrants          (excluding securities
                                        warrants and rights            and rights            reflected in column (a))
                                        -------------------            ----------            ------------------------
Equity compensation plans
approved by shareholders:

2000 Stock Option Plan...............          150,000                   $29.83                       150,000

Equity compensation plans                        n/a                       n/a                          n/a
not approved by shareholders.........

     TOTAL..........................          $150,000                   $29.83                      $150,000
                                              ========                                               ========


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors - - Certain Relationships and Related Transactions" of the Proxy Statement.

Item 14.  Principal Accounting Fees and Services
--------  --------------------------------------

         The information called for by this item is incorporated herein by reference to the section entitled "Ratification of Appointment of Accountants" in the Proxy Statement.

                                     Part IV

Item 15.  Exhibits, Financial Statements, and Reports on Form 8-K
--------  -------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

                  1. The consolidated statements of financial conditions of IBT Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2003, together with the related notes and the independent auditors' report of Edwards Sauer & Owens, independent accountants.

                  2.       Schedules omitted as they are not applicable.

                  3.       Exhibits

                            3(i)   Articles of Incorporation of IBT Bancorp, Inc.*
                            3(ii)  Amended  Bylaws of IBT  Bancorp,  Inc.**
                            4.1    Rights  Agreement,  dated as of November 18, 2003 by
                                   and between IBT Bancorp, Inc. and Registrar and Transfer Company*****
                           10      Change In Control Severance Agreement with Charles G. Urtin***
                           10.1    Deferred Compensation Plan For Bank Directors***
                           10.2    Retirement Agreement Between Irwin Bank & Trust Co. And
                                   J. Curt Gardner***
                           10.3    Death Benefit Only Deferred Compensation Plan For Bank Directors
                                   effective as of January 1, 1990***
                           10.4    Retirement and Death Benefit Deferred Compensation Plan For
                                   Bank Directors effective as of January 1, 1990***
                           10.5    2000 Stock Option Plan****
                           13      2003 Annual Report to Shareholders
                           21      Subsidiaries of IBT Bancorp, Inc. (see "Item 1 - Business")
                           23      Consent of Edwards, Sauer & Owens
                           31      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                           32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         _________________________
         * Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10 (file no. 0-25903)
         **       Incorporated by reference t the identically  numbered exhibits of the Registrant's Form 10-K for December 31, 2002.
         ***      Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10-K for December 31, 1999.
         ****     Incorporated  by  reference  to  the  Form  S-8   Registration
                  Statement (333-40398) filed with the SEC on June 29, 2000.
         ***** Incorporated by reference to the Form 8-A Registration Statement (001-31655) filed with the SEC on November 20, 2003.

         (b) Reports on Form 8-K.

                  o A Report on Form 8-K, dated October 23, 2003, was filed with the SEC on October 23, 2003 to report results of operations for the quarter ended September 30, 2003.

                  o A Report on Form 8-K, dated November 18, 2003, was filed with the SEC on November 20, 2003 to announce the adoption of a shareholder rights plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 15, 2004.

                                       IBT BANCORP, INC.


                                       By:      /s/Charles G. Urtin
                                                --------------------------------
                                                Charles G. Urtin, President and
                                                Chief Executive Officer
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2004 by the following persons on behalf of the registrant and in the capacities indicated.


/s/Charles G. Urtin                                           /s/J. Curt Gardner
--------------------------------------------                  -------------------------------------------
Charles G. Urtin, President, Chief Executive                  J. Curt Gardner
Officer, and Director                                         Chairman of the Board
(Principal Executive Officer)

/s/Richard L. Ryan                                            /s/Thomas Beter
--------------------------------------------                  -------------------------------------------
Richard L. Ryan                                               Thomas Beter
Director                                                      Director


--------------------------------------------                  -------------------------------------------
Edwin A. Paulone                                              Robert C. Whisner
Director                                                      Director

/s/Grant J. Shevchik                                          /s/Robert Rebich, Jr.
--------------------------------------------                  -------------------------------------------
Grant J. Shevchik                                             Robert Rebich, Jr.
Director                                                      Director

/s/Raymond G. Suchta                                          /s/Richard J. Hoffman
--------------------------------------------                  -------------------------------------------
Raymond G. Suchta                                             Richard J. Hoffman
Vice President and Chief Financial Officer                    Director
(Principal Financial and Accounting Officer)
