Form 10-Q
period 2004-03-31
IBT BANCORP INC
filed 2004-05-10
CIK 801122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                           Commission File No. 1-31655

                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Pennsylvania                                  25-1532164
---------------------------------------     ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

309 Main Street, Irwin, Pennsylvania                              15642
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (724) 863-3100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [ ] No

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

Number of shares of Common Stock outstanding as of May 07, 2004:    2,977,655

                                IBT BANCORP, INC.

                                    Contents

                                                                                                              Pages
                                                                                                              -----
PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements.............................................................................1

                Consolidated balance sheets at March 31, 2004
                (unaudited) and December 31, 2003..............................................................   1

                Consolidated statements of income (unaudited) for the three months ended March 31, 2004 and 2003 ..................................................................  2

                Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2004 and 2003...................................................................  3

                Notes to consolidated financial statements......................................................  4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................  6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................  12

     Item 4.    Controls and Procedures........................................................................  12

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings..............................................................................  14

     Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...............  14

     Item 3.    Defaults upon Senior Securities................................................................  14

     Item 4.    Submission of Matters to a Vote of Security-Holders............................................  14

     Item 5.    Other Information..............................................................................  14

     Item 6.    Exhibits and Reports on Form 8-K...............................................................  14

Signatures.....................................................................................................  15

CONSOLIDATED BALANCE SHEETS
IBT BANCORP, INC. AND SUBSIDIARY

                                                  March 31, 2004  December 31, 2003
                                                  --------------  -----------------
                                                    (unaudited)      (unaudited)
                                                  --------------  -----------------
 ASSETS
       Cash and due from banks                      $  14,352,877    $  15,391,714
       Interest-bearing deposits in banks               1,400,333          436,981
       Certificates of deposit                            100,000          100,000
       Securities available for sale                  179,492,635      167,907,113
       Federal Home Loan Bank stock, at cost            5,190,400        4,540,500
       Loans, net                                     419,817,554      416,286,455
       Premises and equipment, net                      6,274,426        6,468,749
       Other assets                                    17,834,367       18,398,092
                                                    -------------    -------------

Total Assets                                        $ 644,462,592    $ 629,529,604
                                                    =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                     $  77,810,135    $  81,053,392
           Interest-bearing                           412,235,171      411,104,137
                                                    -------------    -------------

           Total deposits                             490,045,306      492,157,529

       Federal funds purchased                         10,200,000        7,900,000
       Repurchase agreements                           16,886,869       12,610,877
       Accrued interest and other liabilities           4,911,196        3,947,390
       FHLB advances                                   61,115,887       53,307,767
                                                    -------------    -------------

       Total liabilities                              583,159,258      569,923,563

Stockholders' Equity
       Capital stock, par value $1.25 per share,
          50,000,000 shares authorized, 3,023,799
          shares issued, 2,977,655 shares
          outstanding at March 31, 2004 and
          December 31, 2003                             3,779,749        3,779,749
       Surplus                                          1,393,763        1,684,258
       Retained earnings                               55,613,197       54,451,662
       Accumulated other comprehensive income           1,859,891        1,033,638
                                                    -------------    -------------

                                                       62,646,600       60,949,307
       Less:  Treasury stock, at cost                  (1,343,266)      (1,343,266)
                                                    -------------    -------------

       Total stockholders' equity                      61,303,334       59,606,041
                                                    -------------    -------------

Total Liabilities and Stockholders' Equity          $ 644,462,592    $ 629,529,604
                                                    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
IBT BANCORP, INC. AND SUBSIDIARY

                                          Three Months Ended March 31,
                                          ----------------------------
                                                2004       2003
                                            ----------   ----------
                                                  (unaudited)
                                          ----------------------------
Interest Income
      Loans, including fees                 $6,590,525   $6,437,445
      Investment securities                  1,719,582    2,046,119
      Federal funds sold                           457        9,992
                                            ----------   ----------

      Total interest income                  8,310,564    8,493,556

Interest Expense
      Deposits                               2,111,083    2,356,906
      FHLB advances                            693,020      573,969
      Repurchase agreements                     20,551       36,388
      Federal funds purchased                   27,690        6,528
                                            ----------   ----------

      Total interest expense                 2,852,344    2,973,791
                                            ----------   ----------
Net Interest Income                          5,458,220    5,519,765

Provision for Loan Losses                      125,000      150,000
                                            ----------   ----------
Net Interest Income after Provision
      for Loan Losses                        5,333,220    5,369,765

Other Income
      Service fees                             550,802      570,236
      Investment security gains                184,233      224,798
      Debit card fees                          128,803      154,046
      Other income                             484,217      491,460
                                            ----------   ----------

      Total other income                     1,348,055    1,440,540

Other Expenses
      Salaries                               1,329,624    1,215,430
      Pension and other employee benefits      468,851      389,521
      Occupancy expense                        442,438      377,144
      Data processing expense                  220,187      194,410
      Pennsylvania shares tax                  125,430      105,804
      Advertising expense                       78,565      127,679
      Other expenses                           984,742      836,506
                                            ----------   ----------

      Total other expenses                   3,649,837    3,246,494
                                            ----------   ----------
Income Before Income Taxes                   3,031,438    3,563,811
Provision for Income Taxes                     678,843      934,406
                                            ----------   ----------
Net Income                                  $2,352,595   $2,629,405
                                            ==========   ==========

Basic Earnings per Share                    $     0.79   $     0.88
                                            ==========   ==========
Diluted Earnings per Share                  $     0.78   $     0.88
                                            ==========   ==========

Dividends per Share                         $     0.40   $     0.35
                                            ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
IBT BANCORP, INC. AND SUBSIDIARY

                                                           Three  Months  Ended  March 31,
                                                           -------------------------------
                                                                 2004            2003
                                                            ------------    ------------
                                                                    (unaudited)
                                                           -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                            $  2,352,595    $  2,629,405
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                           252,429         199,970
          Increase in cash surrender value of insurance         (112,918)
                                                                                (129,179)
          Net amortization/accretion of
            premiums and discounts                               271,736         253,790
          Investment security gains                             (184,233)       (224,798)
          Provision for loan losses                              125,000         150,000
          Increase (decrease) in cash due
            to changes in assets and liabilities:
              Other assets                                       350,551        (968,028)
              Accrued interest and other liabilities             651,080         724,389
                                                            ------------    ------------
      Net Cash From Operating Activities                       3,706,240       2,635,549

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales of securities
        available for sale                                    23,150,373       7,338,568
      Proceeds from maturities of securities
        available for sale                                     9,579,468      17,143,080
      Purchase of securities available for sale              (43,150,969)    (25,077,494)
      Net loans made to customers                             (3,442,925)    (11,896,808)
      Purchases of premises and equipment                        (58,106)       (519,192)
      Proceeds from sales of Federal Home Loan Bank stock      1,141,900               -
      Purchase of Federal Home Loan Bank stock                (1,791,800)     (1,301,100)
                                                            ------------    ------------
      Net Cash Used By Investing Activities                  (14,572,059)    (14,312,946)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net decrease in deposits                                (2,112,223)       (125,342)
      Net increase (decrease) in securities sold
        under repurchase agreements                            4,275,994            (685)
      Dividends paid                                          (1,191,062)     (1,042,179)
      Proceeds from FHLB advances                              8,000,000      14,000,000
      Repayment of FHLB advances                                (191,880)       (124,549)
      Federal funds purchased                                  2,300,000               -
      Exercised stock options                                   (290,495)              -
                                                            ------------    ------------
      Net Cash From Financing Activities                      10,790,334      12,707,245
                                                            ------------    ------------

Net Change in Cash and Cash Equivalents                          (75,485)      1,029,848
Cash and Cash Equivalents at Beginning of Period              15,828,695      15,066,278
                                                            ------------    ------------

Cash and Cash Equivalents at End of Period                  $ 15,753,210    $ 16,096,126
                                                            ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended March 31, 2004


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2003.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 2,977,655 for the three months ended March 31, 2004 and 2003.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2004 and 2003 was $3,178,848 and $2,278,645, respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                     March 31, 2004
                              --------------------------------------------------------------
                                                   Gross            Gross
                                 Amortized       Unrealized       Unrealized          Market
                                   Cost            Gains            Losses            Value
                              -------------   -------------    -------------    -------------
Obligations of
   U.S. Government Agencies   $  71,549,221   $   1,103,399    $     (33,140)   $  72,619,480
Obligations of State and
   political sub-divisions       37,503,955       2,404,965          (86,196)      39,822,724
Mortgage-backed securities       56,617,697       1,024,948          (36,956)      57,605,689
Other securities                    710,970          23,962                -          734,932
Equity securities                10,292,778         169,274       (1,752,242)       8,709,810
                              -------------   -------------    -------------    -------------

                              $ 176,674,621   $   4,726,548    $  (1,908,534)   $ 179,492,635
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

         On February 25, 2004, the Company announced plans to open a new office on Pennsylvania Avenue, Greensburg, Pennsylvania. The new office will be integrated into the Company's existing Trust Division office and will provide a full range of commercial and retail banking services.

FINANCIAL CONDITION

         At March 31, 2004 total assets had increased $15.0 million, or 2.4%, to $644.5 million from $629.5 million at December 31, 2003. Asset growth was primarily due to increases of $11.5 million in securities available for sale and $3.5 million in net loans. Other growth in assets included a $700,000 increase in Federal Home Loan Bank stock.

         At March 31, 2004, securities available for sale reached $179.4 million from $167.9 million at December 31, 2003. The increase in available for sale securities was primarily attributable to increases of $19.9 million in mortgage backed securities and $1.9 million in obligations of state and political sub-divisions offset by a decrease of $10.3 million in obligations of U.S. government agencies. The monthly principal reductions associated with mortgage backed securities provide the Company with a constant source of cash flow that can be reinvested in instruments yielding current interest rates.

         Net loans reached $419.8 million at March 31, 2004 from $416.3 million at December 31, 2003. The increase in net loans is primarily attributed to a net increase of $3.8 million in tax-free loans made to local municipalities.

         At March 31, 2004, total liabilities increased $13.3 million, or 2.3%, to $583.2 million from $569.9 million at December 31, 2003. This increase was primarily the result of fixed-rate long-term and amortizing borrowings from the Federal Home Loan Bank, which had a net increase of $7.8 million reaching $61.1 million at March 31, 2004 from $53.3 million at December 31, 2003. These low-rate advances were used to fund the growth in available for sale securities. Overnight Federal funds purchased increased $2.3 million to $10.2 million at March 31, 2004 from $7.9 million at December 31, 2003. The Company used these low-cost funds to meet the short-term liquidity needs of the Company.

          Repurchase agreements increased to $16.9 million at March 31, 2004, an increase of $4.3 million from December 31, 2003. The Company offers its corporate customers sweep accounts where unused deposit balances are swept into an overnight repurchase agreement yielding market rates.

         Interest-bearing deposits increased to $412.2 million at March 31, 2004, from $411.1 million at December 31, 2003. The increase of $1.1 million was primarily due to increases of $3.8 million in interest-bearing checking accounts and $2.7 million in savings accounts. Such increases were offset by decreases of $2.2 million and $3.0 million in money market and certificate of deposit accounts, respectively.

         Non-interest bearing deposit accounts decreased to $77.8 million at March 31, 2004, from $81.1 million at December 31, 2003. The decrease of $3.3 million is attributed to existing deposit customers maintaining a smaller balance on March 31, 2004. Balance fluctuations within this account from quarter to quarter are expected.

         At March 31, 2004, total stockholders' equity increased $1.7 million to $61.3 million from $59.6 million at December 31, 2003. The increase was due to net income of $2.4 million and accumulated other comprehensive income (net of income taxes) of $800,000 offset by dividends paid of $1.2 million. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on securities available for sale. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

         Net income. Net income for the three months ended March 31, 2004 decreased $276,000, or 10.5%, to $2.4 million, or $.78 per diluted earnings per share from $2.6 million, or $.88 per diluted earnings per share, for the comparable three month period in 2003. The decrease for the three months ended March 31, 2004 was the result of increases in other expenses and a decrease in net interest income and other income.

         Interest income. Interest income for the three months ended March 31, 2004 decreased $183,000 to $8.3 million from $8.5 million for the comparable three month period in 2003. While the average balances of interest earning assets increased $36.6 million for the three months ended March 31, 2004, to $600.9 million from $564.3 million for the comparable period in 2003, the yield on these assets decreased 49 basis points to 5.53%, for the three months ended March 31, 2004 from 6.02% for the comparable period in 2003. The on-going low interest rate environment continues to put negative pressure on interest earning assets. See "Average Balance Sheet and Rate/Volume Analysis."

         Interest expense. Interest expense for the three months ended March 31, 2004 decreased $122,000 to $2.9 million from $3.0 million for the comparable period in 2003. The decrease in interest expense was primarily attributed to a 28 basis point decrease in the average cost of funds to 2.31% for the three months ended March 31, 2004 from 2.59% for the comparable period in 2003, offset by a $33.7 million increase in the average balance of interest bearing liabilities. The reduction of average cost of funds for the three month period ended March 31, 2004 is reflective of the continued historically low interest rates paid on deposits and borrowings over the past year. See "Average Balance Sheet and Rate/Volume Analysis"


Average Balance Sheet
The following table sets forth certain information relating to the company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

------------------------------------------------------------------------------------------------------------
                                              Three Months Ended March 31,    Three Months Ended March 31,
------------------------------------------------------------------------------------------------------------
                                                           2004                           2003
                                                           ----                           ----
------------------------------------------------------------------------------------------------------------
                                              Average               Average    Average             Average
                                              Balance  Interest    Yield/Cost  Balance  Interest  Yield/Cost
------------------------------------------------------------------------------------------------------------
                                                  (Dollars In Thousands)           (Dollars In Thousands)
------------------------------------------------------------------------------------------------------------
Interest-earning assets:
------------------------------------------------------------------------------------------------------------
   Loans receivable    (1)                   $421,939  $  6,590        6.25%  $369,759   $ 6,437     6.96%
------------------------------------------------------------------------------------------------------------
   Investment securities available
     for sale (2)                             179,003     1,720        3.84%   190,972     2,046     4.29%
------------------------------------------------------------------------------------------------------------
   Other interest-earning assets (3)               32         0        5.74%     3,545        10     1.13%
------------------------------------------------------------------------------------------------------------
     Total interest earning assets           $600,974  $  8,310        5.53%  $564,276   $ 8,493     6.02%
-------------------------------------------------------=====================-------------===================

------------------------------------------------------------------------------------------------------------
Non-interest earning assets                    32,688                           29,065
                                             --------                         --------
------------------------------------------------------------------------------------------------------------
     Total assets                            $633,662                         $593,341
---------------------------------------------========-------------------------========----------------------

------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
------------------------------------------------------------------------------------------------------------
   Money market accounts                     $ 56,499  $    118        0.84%  $ 60,474   $   216     1.43%
------------------------------------------------------------------------------------------------------------
   Certificates of Deposit                    239,120     1,857        3.11%   224,060     1,893     3.38%
------------------------------------------------------------------------------------------------------------
   Other liabilities                          197,411       877        1.78%   174,767       864     1.98%
                                             --------  --------               --------   -------
------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      $493,030  $  2,852        2.31%  $459,301   $ 2,973     2.59%
---------------------------------------------          ====================--------------===================

------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                         80,675                           77,373
                                                       --------                          -------
------------------------------------------------------------------------------------------------------------
    Total liabilities                       $ 573,705                         $536,674
--------------------------------------------=========---------------------------==================----------
Stockholders' equity (4)                       59,957                           56,667
                                            ---------                         --------
------------------------------------------------------------------------------------------------------------
     Total liabilities and
       stockholders' equity                 $ 633,662                         $593,341
-----------------------------------------------======-------------------------========----------------------
Net interest income                                    $  5,458                          $ 5,520
-------------------------------------------------------========--------------------------=======------------
Interest rate spread (5)                                               3.22%                         3.43%
---------------------------------------------------------------------======------------------------=========
Net yield on interest-earning assets (6)                               3.63%                         3.91%
---------------------------------------------------------------------======------------------------=========
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                                                121.89%                       122.86%
---------------------------------------------------------------------======------------------------=========

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

Rate / Volume Analysis

     The following table shows the effect of changes in volumes and rates on interest income and interest expense. The changes in interest income and interest expense attributable to changes in both volume and rate have been allocated to the changes due to rate. Tax-exempt income was not recalculated on a tax equivalent basis due to the immateriality of the change to the table resulting from a recalculation.


---------------------------------------------------------------------------------------------------------
                                                        Three Month Period ended March 31, 2004
---------------------------------------------------------------------------------------------------------
                                                                    2004 vs. 2003
---------------------------------------------------------------------------------------------------------
                                                                 Increase (Decrease)
                                                                       Due to
---------------------------------------------------------------------------------------------------------
                                                    Volume                 Rate                 Net
-----------------------------------------------------------------------------------------------------
                                                                      (In Thousands)
-----------------------------------------------------------------------------------------------------
Interest income:
-----------------------------------------------------------------------------------------------------
   Loans receivable                                $ 908                  $(755)               $153
-----------------------------------------------------------------------------------------------------
   Investment securities available for sale         (128)                  (198)               (326)
-----------------------------------------------------------------------------------------------------
   Other interest earning assets                     (10)                     0                 (10)
-----------------------------------------------------------------------------------------------------
     Total interest-earning assets                  $770                  $(953)              $(183)
-----------------------------------------------------================================================

-----------------------------------------------------------------------------------------------------
Interest expense:
-----------------------------------------------------------------------------------------------------
   Money market accounts                            $(14)                 $ (84)              $ (98)
-----------------------------------------------------------------------------------------------------
   Certificates of deposit                           128                   (164)                (36)
-----------------------------------------------------------------------------------------------------
   Other liabilities                                 112                    (99)                 13
-----------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities             $226                  $(347)              $(121)
-----------------------------------------------------================================================

-----------------------------------------------------------------------------------------------------
Net change in net interest income                   $544                  $(606)              $ (62)
-----------------------------------------------------================================================

         Provision for loan losses. For the three months ended March 31, 2004 the provision for loan losses was $125,000 compared to $150,000 for the comparable 2003 period.

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

         Large balance and/or more complex loans such as multi-family and commercial real estate loans may be evaluated on an individual basis and are also evaluated in the aggregate to determine adequate reserves. As specific loans are determined to be impaired, specific reserves are assigned based upon collateral value, market value, if determinable, or the present value of the estimated future cash flows of the loan.

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

         Other income. Total other income for the three months ended March 31, 2004 decreased $93,000 to $1.3 million from $1.4 million for the comparable three month period in 2003. The decrease in other income for the three months ended March 31, 2004 was primarily due to a reduction in gains recognized from the sale of available for sale securities of $41,000, to $184,000, compared to gains of $225,000 reported for the same 2003 period. The Company sold select securities in 2004, that were expected to be called, taking advantage of the steep yield curve and reducing maturity concentrations. Additional decreases in other income were mainly due to a decrease of $25,000 in debit card fees. This decrease was primarily the result of the agreement made between Master Card and Wal-Mart, which reduced processing charges on debit card transactions.

         Other expense. Total other expense for the three month period ended March 31, 2004 increased $404,000 to $3.6 million from $3.2 million for the comparable three month period in 2003. Salaries and benefits increased $194,000 at March 31, 2004 from the comparable period in 2003 due to annual salary increases, increased staff primarily for the new Greensburg branch, and increases in employee health care costs. Occupancy expense for the three months ended March 31, 2004 increased $65,000 to $442,000 from $377,000 for the comparable three month period in 2003. Such increases at March 31, 2004 were predominantly due to depreciation expense related to the opening of the Greensburg branch in November 2003 and equipment purchases for technological improvements. Other expenses increased $148,000 to $985,000, from $837,000 for the comparable 2003 period. Costs related to maintenance agreements on various software and equipment increased $40,000 from the comparable period in 2003. The balance of the increase is due to normal increases in the cost of doing business.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the three months ended March 31, 2004 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2003.

Item 4.  CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The Registrant is not party to any material legal proceedings at the present time. From time to time, the Bank is a party to routine legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          On April 20, 2004, the Registrant held its annual meeting of stockholders at which the following matters were voted on:

          PROPOSAL I - ELECTION OF DIRECTORS

          Nominee                            For               Withheld
          -------                            ---               --------

          John N. Brenzia                  2,534,184             67,015
          Robert Rebich, Jr.               2,562,201             39,998
          Grant J. Shevchik                2,548,444             52,756
          Charles G. Urtin                 2,530,184             71,016

          PROPOSAL II - RATIFICATION OF AUDITORS

                   For                       Against            Abstain
                   ---                       -------            -------
                 2,558,148                    40,311              -0-

          There were no broker non-votes on any of the foregoing.

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------
               3(i)  Articles of Incorporation of IBT Bancorp, Inc.*
               3(ii) Amended Bylaws of IBT Bancorp, Inc.**
               4     Rights Agreement, dated as of November 18, 2003,
                       by and between IBT Bancorp, Inc. and Registrar
                       and Transfer Company, as Rights Agent.***
              10     Change In Control Severance Agreement with
                       Charles G. Urtin ****
              10.1   Deferred Compensation Plan For Bank Directors****
              10.2   Retirement Agreement Between Irwin Bank & Trust Co. And
                       J. Curt Gardner****
              10.3   Death  Benefit Only Deferred Compensation Plan For Bank
                     Directors effective as of January 1, 1990****
              10.4   Retirement and Death Benefit Deferred Compensation Plan
                       For Bank Directors effective as of January 1, 1990****
              10.5   2000 Stock Option Plan*****
              31.1   Rule 13a-14(a) Certification of Chief Executive Officer
              31.2   Rule 13a-14(a) Certification of Chief Financial Officer
              32     Section 1350 Certification
              -------------------------

               * Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10 (File No. 0-25903) filed April 29, 1999.
               ** Incorporated by reference to the identically numbered exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
               *** Incorporated by reference to Exhibit 4 to Amendment No. 1 to Form 8-A (File No. 1-31655) filed November 20, 2003.
               **** Incorporated by reference to the identically numbered exhibits of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
               ***** Incorporated  by reference to Exhibit 4.1 the  Registrant's
                     Registration Statement on Form S-8 (File No. 333-40398) filed June 29, 2000.

           (b) Reports on Form 8-K
               -------------------

               (i) On February 18, 2004, the registrant filed a Current Report on Form 8-K to report its announcement of earnings for the quarter and year ended December 31, 2003 under Item 12. No financial statements were filed as part of this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IBT BANCORP, INC.


Date:    May 10, 2004               By:  /s/Charles G. Urtin
                                         ---------------------------------------
                                         Charles G. Urtin
                                         President, Chief Executive Officer
                                         (Duly authorized officer)



Date:    May 10, 2004               By:  /s/Raymond G. Suchta
                                         ---------------------------------------
                                         Raymond G. Suchta
                                         Vice President, Chief Financial Officer
                                         (Principal Financial Officer)