Form 10-Q
period 2004-06-30
IBT BANCORP INC
filed 2004-08-04
CIK 801122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004
                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                           Commission File No. 1-31655

                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Pennsylvania                                25-1532164
------------------------------------        ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

309 Main Street, Irwin, Pennsylvania                     15642
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

Number of shares of Common Stock outstanding as of August 04, 2004:    2,955,455

                                IBT BANCORP, INC.

                                    Contents
                                    --------

                                                                                                              Pages
                                                                                                              -----
PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements.............................................................................1

                Consolidated balance sheets at June 30, 2004
                (unaudited) and December 31, 2003..............................................................   1

                Consolidated statements of income (unaudited) for the three and six months ended June 30, 2004 and 2003 ...................................................................  2

                Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2004 and 2003....................................................................  3

                Notes to consolidated financial statements......................................................  4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................  6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................  12

     Item 4.    Controls and Procedures......................................................................... 12

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings..............................................................................  14

     Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
                    Securities.................................................................................  14

     Item 3.    Defaults upon Senior Securities................................................................  14

     Item 4.    Submission of Matters to a Vote of Security-Holders............................................  14

     Item 5.    Other Information..............................................................................  14

     Item 6.    Exhibits and Reports on Form 8-K...............................................................  14

Signatures.....................................................................................................  15


CONSOLIDATED BALANCE SHEETS
IBT BANCORP, INC. AND SUBSIDIARY

                                                                                   June 30, 2004    December 31, 2003
                                                                                   -------------    -----------------
                                                                                    (unaudited)         (unaudited)
                                                                                   -------------    -----------------
 ASSETS
       Cash and due from banks                                                     $  16,470,720    $  15,391,714
       Interest-bearing deposits in banks                                              1,509,233          436,981
       Certificate of deposit                                                            100,000          100,000
       Securities available for sale                                                 180,687,235      167,907,113
       Federal Home Loan Bank stock, at cost                                           5,254,000        4,540,500
       Loans, net                                                                    428,522,074      416,286,455
       Premises and equipment, net                                                     6,148,347        6,468,749
       Other assets                                                                   20,388,574       18,398,092
                                                                                   -------------    -------------

Total Assets                                                                       $ 659,080,183    $ 629,529,604
                                                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                                                    $  81,484,458    $  81,053,392
           Interest-bearing                                                          430,911,042      411,104,137
                                                                                   -------------    -------------

           Total deposits                                                            512,395,500      492,157,529

       Federal funds purchased                                                         7,907,000        7,900,000
       Repurchase agreements                                                          16,245,566       12,610,877
       Accrued interest and other liabilities                                          3,867,252        3,947,390
       FHLB advances                                                                  60,922,666       53,307,767
                                                                                   -------------    -------------

       Total liabilities                                                             601,337,984      569,923,563

Stockholders' Equity
       Capital stock, par value $1.25 per share,
         50,000,000 shares  authorized, 3,023,799
         shares issued, 2,960,555 and 2,977,655
         shares outstanding at June 30, 2004 and
         December 31, 2003, respectively                                               3,779,749        3,779,749
       Surplus                                                                         1,382,130        1,684,258
       Retained earnings                                                              56,510,372       54,451,662
       Accumulated other comprehensive income                                         (1,813,869)       1,033,638
                                                                                   -------------    -------------

                                                                                      59,858,382       60,949,307
       Less:  Treasury stock, at cost                                                 (2,116,183)      (1,343,266)
                                                                                   -------------    -------------

       Total stockholders' equity                                                     57,742,199       59,606,041
                                                                                   -------------    -------------

Total Liabilities and Stockholders' Equity                                         $ 659,080,183    $ 629,529,604
                                                                                   =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
IBT BANCORP, INC. AND SUBSIDIARY

                                            Three Months Ended June 30,  Six Months Ended June 30,
                                            ---------------------------  -------------------------
                                                2004          2003          2004         2003
                                            -----------   -----------   -----------   -----------
                                             (unaudited)   (unaudited)   (unaudited)   (unaudited)
                                            -----------   -----------   -----------   -----------
Interest Income
      Loans, including fees                 $ 6,544,889   $ 6,463,026   $13,135,413   $12,900,471
      Investment securities                   1,826,977     1,865,533     3,546,561     3,911,652
      Federal funds sold                            152        10,299           609        20,291
                                            -----------   -----------   -----------   -----------

      Total interest income                   8,372,018     8,338,858    16,682,583    16,832,414

Interest Expense
      Deposits                                2,123,261     2,144,109     4,234,344     4,501,015
      FHLB advances                             705,534       636,817     1,398,554     1,210,786
      Repurchase agreements                      25,489        35,970        46,040        72,358
      Federal funds purchased                    23,604         9,186        51,294        15,714
                                            -----------   -----------   -----------   -----------

      Total interest expense                  2,877,888     2,826,082     5,730,232     5,799,873
                                            -----------   -----------   -----------   -----------
Net Interest Income                           5,494,130     5,512,776    10,952,351    11,032,541
Provision for Loan Losses                       125,000       150,000       250,000       300,000
                                            -----------   -----------   -----------   -----------
Net Interest Income after Provision
      for Loan Losses                         5,369,130     5,362,776    10,702,351    10,732,541

Other Income
      Service fees                              608,912       646,818     1,159,714     1,217,054
      Investment security gains                  65,607        11,883       249,840       236,681
      Debit card fees                           180,798       175,136       309,601       329,181
      Other income                              481,623       852,291       965,841     1,343,752
                                            -----------   -----------   -----------   -----------

      Total other income                      1,336,940     1,686,128     2,684,996     3,126,668

Other Expenses
      Salaries                                1,550,648     1,633,284     2,880,273     2,848,714
      Pension and other employee benefits       468,027       396,042       936,878       785,563
      Occupancy expense                         426,896       385,990       869,335       763,134
      Data processing expense                   222,845       212,495       443,033       406,905
      Pennsylvania shares tax                   123,791       113,412       249,220       219,216
      Advertising expense                        71,567        99,236       145,957       196,808
      Other expenses                          1,003,844       903,596     1,992,761     1,770,209
                                            -----------   -----------   -----------   -----------

      Total other expenses                    3,867,618     3,744,055     7,517,457     6,990,549
                                            -----------   -----------   -----------   -----------
Income Before Income Taxes                    2,838,452     3,304,849     5,869,890     6,868,660
Provision for Income Taxes                      750,216       849,268     1,429,059     1,783,675
                                            -----------   -----------   -----------   -----------
Net Income                                  $ 2,088,236   $ 2,455,581   $ 4,440,831   $ 5,084,985
                                            ===========   ===========   ===========   ===========


Basic Earnings per Share                    $      0.70   $      0.82   $      1.49   $      1.71
                                            ===========   ===========   ===========   ===========

Diluted Earnings per Share                  $      0.69   $      0.82   $      1.47   $      1.69
                                            ===========   ===========   ===========   ===========

Dividends per Share                         $      0.40   $      0.35   $      0.80   $      0.70
                                            ===========   ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
IBT BANCORP, INC. AND SUBSIDIARY

                                                              Six Months Ended June 30,
                                                            ----------------------------
                                                                2004            2003
                                                            ------------    ------------
                                                             (unaudited)     (unaudited)
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                            $  4,440,831    $  5,084,985
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                           504,858         397,925
          Increase in cash surrender value of insurance         (221,142)       (261,397)
          Net amortization/accretion of
            premiums and discounts                               519,229         555,506
          Investment security gains                             (249,840)       (236,681)
          Provision for loan losses                              250,000         300,000
          Increase (decrease) in cash due
            to changes in assets and liabilities:
          Other assets                                           304,602        (635,769)
          Accrued interest and other liabilities                 418,145        (960,254)
                                                            ------------    ------------
      Net Cash From Operating Activities                       5,966,683       4,244,315

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificates of deposit                       (100,000)       (100,000)
      Proceeds from maturity of certificates
        of deposit                                               100,000         100,000
      Proceeds from sales of securities
        available for sale                                    23,266,581      14,480,708
      Proceeds from maturities of securities
        available for sale                                    14,818,358      31,736,099
      Purchase of securities available for sale              (55,448,853)    (27,805,800)
      Net loans made to customers                            (13,590,945)    (24,003,451)
      Purchases of premises and equipment                       (184,456)       (628,859)
      Proceeds from sales of Federal Home Loan Bank stock      2,407,400               -
      Purchase of Federal Home Loan Bank stock                (3,120,900)     (1,447,100)
                                                            ------------    ------------
      Net Cash Used By Investing Activities                  (31,852,815)     (7,668,403)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                20,237,971       9,464,905
      Net increase (decrease) in securities sold
        under repurchase agreements                            3,634,689        (690,079)
      Dividends paid                                          (2,382,124)     (2,084,357)
      Proceeds from FHLB advances                              8,000,000      14,000,000
      Repayment of FHLB advances                                (385,101)       (312,460)
      Federal funds purchased                                      7,000               -
      Exercised stock options                                   (302,128)       (277,464)
      Purchase of treasury stock                                (772,917)              -
                                                            ------------    ------------

Net Cash From Financing Activities                            28,037,390      20,100,545
                                                            ------------    ------------

Net Change in Cash and Cash Equivalents                        2,151,258      16,676,457
Cash and Cash Equivalents at Beginning of Period              15,828,695      15,066,278
                                                            ------------    ------------
Cash and Cash Equivalents at End of Period                  $ 17,979,953    $ 31,742,735
                                                            ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended June 30, 2004


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2003.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding were 2,977,115 and 2,977,385 for the three and six months ended June 30, 2004 and 2,977,655 for both the three and six months ended June 30, 2003.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 2004 and 2003 were ($1,585,523) and $2,934,874, respectively and for the six months ended June 30, 2004 and 2003 were $1,593,324 and $5,213,518 respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                      June 30, 2004
                              --------------------------------------------------------------
                                                   Gross            Gross
                                  Amortized      Unrealized       Unrealized          Market
                                    Cost           Gains            Losses            Value
                              -------------   -------------    -------------    -------------
Obligations of
   U.S. Government Agencies   $  82,673,432   $     301,258    $  (1,321,101)   $  81,653,589
Obligations of State and
   political sub-divisions       37,368,609       1,072,996         (146,062)      38,295,543
Mortgage-backed securities       52,439,296         401,852       (1,200,230)      51,640,918
Other securities                    711,947          14,726             --            726,673
Equity securities                10,242,238         100,576       (1,972,302)       8,370,512
                              -------------   -------------    -------------    -------------

                              $ 183,435,522   $   1,891,408    $  (4,639,695)   $ 180,687,235
                              =============   =============    =============    =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended June 30, 2004


NOTE E - STOCK OPTION PLAN

As of June 30, 2004, 150,000 stock options have been granted, of which 81,253 are vested and are exercisable as follows: 37,050 are exercisable at $24.50 per share, 20,869 are exercisable at $23.00 per share, 19,334 are exercisable at $32.88 per share, and 4,000 are exercisable at $51.40 per share; 23,000 are not yet vested, 37,414 shares have been exercised and 8,334 have been forfeited. No stock options were granted during the six months ended June 30, 2004.

NOTE F - COMMITTMENTS

As of June 30, 2004, the Bancorp was committed to a $10,000,000 Federal Home Loan Bank advance to be funded on July 22, 2004. This advance is a five-year, non-amortizing term loan with a rate of 4.06%. After one year and on a quarterly basis thereafter, if the three-month LIBOR rate exceeds 8.0%, the loan rate can be increased. If such an increase is implemented, the Bancorp can repay the advance without penalty. This advance replaces a $10,000,000 advance maturing in July 2004.

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

FINANCIAL CONDITION

         At June 30, 2004 total assets had increased $29.6 million, or 4.7%, to $659.1 million from $629.5 million at December 31, 2003. Asset growth was primarily due to increases of $12.8 million in securities available for sale and $12.2 million in net loans.

         At June 30, 2004, securities available for sale reached $180.7 million from $167.9 million at December 31, 2003. The increase in available for sale securities was primarily attributable to increases of $13.9 million in mortgage backed securities offset by a decrease of $1.3 million in obligations of U.S. government agencies. The monthly principal reductions associated with mortgage backed securities provide the Company with a constant source of cash flow that can be reinvested in instruments yielding current interest rates and to meet future loan demand.

         Net loans reached $428.5 million at June 30, 2004 from $416.3 million at December 31, 2003. The increase in net loans is primarily attributed to a net increase of $7.7 million in consumer term loans and a $5.3 million increase in commercial loans offset by a $1.9 million non-performing commercial real estate loan which was transferred to other real estate owned. A hotel secures this property. The Company has engaged a hotel management company to operate the hotel until a buyer can be located. See discussion related to "Provision for loan losses." Increases in the loan portfolio were fueled by additional borrowings at competitive rates.

         At June 30, 2004, total liabilities increased $31.4 million, or 5.5%, to $601.3 million from $569.9 million at December 31, 2003. This increase was primarily the result of fixed-rate long-term and amortizing advances from the Federal Home Loan Bank, which had a net increase of $7.6 million reaching $60.9 million at June 30, 2004 from $53.3 million at December 31, 2003. These low-rate advances were used to fund the growth in available for sale securities and the loan portfolio. The Company is committed to a $10.0 million 4.06% advance from the Federal

Home Loan Bank, which will be funded in July 2004. This advance will replace an existing $10.0 million 5.86% advance scheduled to mature in July 2004. See Note F to the consolidated financial statements. The Company borrowed funds, on an overnight basis, from the Federal Home Loan Bank totaling $7.9 million at June 30, 2004. This is consistent with the funds borrowed at December 31,2003. These short term funds are borrowed on an as needed basis to meet the immediate liquidity needs of the Company.

          Repurchase agreements increased to $16.2 million at June 30, 2004, an increase of $3.6 million from December 31, 2003. The Company offers its corporate customers sweep accounts where unused deposit balances are swept into an overnight repurchase agreement yielding market rates.

         Total deposits increased $20.2 million or 4.1% to $512.4 million at June 30, 2004 from $492.2 million at December 31, 2003. This increase was primarily in interest-bearing deposits, which increased to $430.9 million at June 30, 2004, from $411.1 million at December 31, 2003. The increase of $19.8 million was primarily due to increases of $7.0 million in interest-bearing checking accounts, $6.1 million in certificate of deposit accounts, $3.6 million in money market accounts, and $3.0 million in savings accounts.

         Non-interest bearing deposit accounts increased to $81.5 million at June 30, 2004, from $81.1 million at December 31, 2003. The increase of $400,000 is attributed to expected balance fluctuations within individual deposit accounts which occur on a daily basis.

        At June 30, 2004, total stockholders' equity decreased $1.9 million to $57.7 million from $59.6 million at December 31, 2003. The decrease was due to the change in accumulated other comprehensive income of $2.8 million, dividends paid of $2.4 million, treasury stock purchased of $773,000, and employee stock options exercised of $300,000 offset by net income of $4.4 million. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gain on securities available for sale. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

         Net income. Net income for the three months ended June 30, 2004 decreased $367,000, or 15.0%, to $2.1 million, or $.69 per diluted earnings per share from $2.5 million, or $.82 per diluted earnings per share, for the comparable three month period in 2003. Net income for the six months ended June 30, 2004 decreased $644,000 to $4.4 million or $1.47 diluted earnings per share from $5.1 million or $1.69 diluted earnings per share for the comparable six month period in 2003. The decrease for the three and six months ended June 30, 2004 was the result of increases in other expenses and a decrease in net interest income and other income.

         Interest income. Interest income for the three months ended June 30, 2004 increased $33,000 to $8.4 million from $8.3 million for the comparable three month period in 2003. While the average balances of interest earning assets increased $47.4 million for the three months ended June 30, 2004, to $620.4 million from $573.0 million for the comparable period in 2003, the yield on these assets decreased 43 basis points to 5.39%, for the three months ended June 30, 2004 from 5.82% for the comparable period in 2003. Interest income for the six months ended June 30, 2004 decreased $149,000 to $16.7 million from $16.8 million for the comparable six month period in 2003. The average balance of interest earning assets increased $42.1 million to $610.4 million from $568.3 million for the comparable period in 2003, but was offset by the decrease in the yield of 45 basis points to 5.47% from 5.92% for the comparable period in 2003. The on-going low interest rate environment continues to put negative pressure on interest earning assets in both the three and six month periods ended June 30, 2004. See "Average Balance Sheet and Rate/Volume Analysis"

         Interest expense. Interest expense for the three months ended June 30, 2004 increased $52,000 to $2.9 million from $2.8 million for the comparable period in 2003. The increase in interest expense was primarily attributed to a $44.9 million increase in the average balance of interest bearing liabilities offset by a 18 basis point decrease in the average cost of funds to 2.26% for the three months ended June 30, 2004 from 2.44% for the comparable period in 2003. Interest expense for the six months ended June 30, 2004 decreased $70,000 to $5.7 million from $5.8 million for the comparable period in 2003. The decrease in interest expense was primarily attributed to a 22 basis point decrease in the average cost of funds to 2.29% for the six months ended June 30, 2004 from 2.51% for the comparable period in 2003. The reduction of average cost of funds for the three and six month periods ended June 30, 2004 is reflective of the continued historically low interest rates paid on deposits and borrowings over the past year. See "Average Balance Sheet and Rate/Volume Analysis"

Average Balance Sheet

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                           Three Months Ended June 30,        Three Months Ended June 30,
                                           ---------------------------        ---------------------------
                                                    2004                                2003
                                           ---------------------------        ---------------------------
                                        Average                  Average    Average                 Average
                                        Balance   Interest     Yield/Cost   Balance   Interest    Yield/Cost
                                        -------   --------     ----------   -------   --------    ----------
                                             (Dollars In Thousands)             (Dollars In Thousands)
Interest-earning assets:
   Loans receivable    (1)             $ 429,003  $  6,545        6.10%    $ 387,790  $  6,463       6.67%
   Investment securities
     available for sale (2)              191,366    11,827        3.82%      181,937     1,866       4.10%
   Other interest-earning assets (3)          63         0        0.96%        3,276        10       1.26%
                                       ---------  --------------------     ---------  -------------------
     Total interest earning assets     $ 620,432  $  8,372        5.39%    $ 573,003  $  8,339       5.82%
                                                  ====================                ===================

Non-interest earning assets               34,207                              30,972
                                       ---------                           ---------
     Total assets                      $ 654,639                           $ 603,975
                                       =========                           =========

Interest-bearing liabilities:
   Money market accounts               $  58,003  $    121        0.83%    $  62,578  $    168       1.07%
   Certificates of Deposit               242,657     1,855        3.06%      212,461     1,776       3.34%
   Other liabilities                     207,697       902        1.74%      188,485       882       1.87%
                                       ---------  --------------------     ---------  -------------------
     Total interest-bearing
       liabilities                     $ 508,357  $  2,878        2.26%    $ 463,524  $  2,826       2.44%
                                                  ====================                ===================

Non-interest-bearing liabilities          84,628                              82,509
                                       ---------                           ---------
    Total liabilities                  $ 592,986                           $ 546,033
Stockholders' equity (4)                  61,654                              57,942
                                       ---------                           ---------
     Total liabilities and
       stockholders' equity            $ 654,639                           $ 603,975
                                       =========                           =========
Net interest income                               $  5,494                            $  5,513
                                                  ========                            ========
Interest rate spread (5)                                          3.13%                              3.38%
                                                                ======                             ======
Net yield on interest-earning assets (6)                          3.54%                              3.85%
                                                                ======                             ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                       122.05%                            123.62%
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

                                             Six Months Ended June 30,          Six Months Ended June 30,
                                           ---------------------------        ---------------------------
                                                    2004                                2003
                                           ---------------------------        ---------------------------
                                        Average                  Average    Average                 Average
                                        Balance   Interest     Yield/Cost   Balance   Interest    Yield/Cost
                                        -------   --------     ----------   -------   --------    ----------
                                             (Dollars In Thousands)             (Dollars In Thousands)
Interest-earning assets:
   Loans receivable    (1)             $ 425,543  $ 13,135        6.17%    $ 378,947  $ 12,900       6.81%
   Investment securities
     available for sale (2)              184,794     3,546        3.84%      185,928     3,912       4.21%
   Other interest-earning assets (3)          47         1        2.58%        3,396        20       1.20%
                                       ---------  --------------------     ---------  -------------------
     Total interest earning assets     $ 610,384  $ 16,682        5.47%    $ 568,271  $ 16,832       5.92%
                                                  ====================                ===================

Non-interest earning assets               35,124                              30,428
                                       ---------                           ---------
     Total assets                      $ 645,508                           $ 598,699
                                       =========                           =========

Interest-bearing liabilities:
   Money market accounts               $  57,250  $    239        0.83%    $  61,534  $    383       1.25%
   Certificates of Deposit               240,896     3,712        3.08%      218,219     3,669       3.36%
   Other liabilities                     202,558     1,779        1.76%      181,674     1,747       1.92%
                                       ---------  --------------------     ---------  -------------------
     Total interest-bearing
       liabilities                     $ 500,704  $  5,730        2.29%    $ 461,427  $  5,799       2.51%
                                                  ====================                ===================

Non-interest-bearing liabilities          82,913                              80,076
                                       ---------                           ---------
    Total liabilities                  $ 583,617                           $ 541,503
Stockholders' equity (4)                  61,891                              57,196
                                       ---------                           ---------
     Total liabilities and
       stockholders' equity            $ 645,508                           $ 598,699
                                       =========                           =========
Net interest income                               $ 10,952                            $ 11,033
                                                  ========                            ========
Interest rate spread (5)                                          3.18%                              3.41%
                                                                ======                             ======
Net yield on interest-earning assets (6)                          3.59%                              3.88%
                                                                ======                             ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                       121.91%                            123.15%
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

                                       Three Month Period ended June 30, 2004          Six Month Period ended June 30, 2004
                                       --------------------------------------          ------------------------------------
                                                   2004 vs. 2003                                  2004 vs. 2003
                                                   -------------                                 -------------
                                                Increase (Decrease)                               Increase (Decrease)
                                                     Due to                                            Due to
                                                     ------                                            ------
                                            Volume     Rate       Net                        Volume     Rate       Net
                                            ------     ----       ---                        ------     ----       ---
                                              (Dollars In Thousands)                           (Dollars In Thousands)
Interest income:
   Loans receivable                          $687     $(605)     $ 82                       $1,586   $(1,351)    $ 235
   Investment securities available
     for sale                                  97      (136)      (39)                         (24)     (342)     (366)
   Other interest-earning assets              (10)        0       (10)                         (19)        0       (19)
                                             ----     -----       ---                       ------   -------     -----
     Total interest-earning assets           $774     $(741)     $ 33                       $1,543   $(1,693)    $(150)
                                             ====     =====      ====                       ======   =======     =====

Interest expense:
   Money market accounts                     $(12)    $ (35)     $(47)                      $  (27)  $  (117)    $(144)
   Certificates of deposit                    252      (173)       79                          381      (338)       43
   Other liabilities                           90       (70)       20                          201      (169)       32
                                             ----     -----      ----                       ------   -------     -----
  Total interest-bearing liabilities         $330     $(278)     $ 52                       $  555   $  (624)    $ (69)
                                             ====     =====      ====                       ======   == ====     =====

Net change in net interest income            $444     $(463)     $(19)                      $  988   $(1,069)    $ (81)
                                             ====     =====      ====                       ======   =======     =====

         Provision for loan losses. For the three months ended June 30, 2004 the provision for loan losses was $125,000 compared to $150,000 for the comparable 2003 period. For the six months ended June 30, 2004 the provision for loan losses was $250,000 compared to $300,000 for the comparable 2003 period.

         A non-performing commercial real estate loan was added to other real estate owned. The reclassification necessitated a charge of $700,000 to the allowance for loan and lease losses.

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

         Other income. Total other income for the three months ended June 30, 2004 decreased $349,000 to $1.3 million from $1.7 million for the comparable three month period in 2003. Total other income for the six months ended June 30, 2004 decreased $442,000 to $2.7 million from $3.1million for the comparable period in 2003. The decrease in other income for the three and six months ended June 30, 2004 was primarily due to a $346,000 gain recognized in 2003 from the sale of property held in other real estate. Also contributing to the decline in other income was a decline in service fees, which decreased $38,000 and $57,000, respectively, from the comparable 2003 periods. This reduction was primarily in loan related fees.

         Other expense. Total other expenses for the three month period ended June 30, 2004 increased $124,000 to $3.9 million from $3.7 million for the comparable three month period in 2003. For the six months ended June 30, 2004, total other expenses increased $527,000 to $7.5 million from $7.0 million for the comparable 2003 period. Salary expense for the three month period decreased $83,000 but increased $32,000 for the six month period ended June 30, 2004 compared to the same periods in 2003.These changes were the result of less commissions paid to commission based lenders, whose loan production has been impacted by the current rate environment. Increases in pension and employee benefit costs for the three and six month periods in 2004 of $72,000 and $151,000, respectively compared to the same periods in 2003, arose primarily from increases in health care costs. Occupancy expense increased for the three and six month periods in 2004 by $41,000 and $106,000, respectively compared to the same periods in 2003 primarily due to the Company's investment in the Greensburg branch and depreciation costs related to investments in technology. The increases in other expenses of $100,000 and $223,000 for the three and six month periods in 2004, respectively is primarily contributed to increased hardware and software maintenance costs, which rose $54,000 and $92,000, respectively from the comparable periods in 2003.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the three months ended June 30, 2004 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2003.


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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                      ISSUER PURCHASES OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------------------
                                                             (c) Total Number       (d) Maximum Number
                                                            Of Shares (or Units)   (or Approximate Dollar
                                                  (b)       Purchased as Part       Value) of Shares (or
                         (a) Total Number   Average Price      Of Publicly         Units) that May Yet Be
                         Of Shares (or      Paid per Share   Announced Plans        Purchased Under the
Period                   Units) Purchased     (or Unit)        or Programs           Plans or Programs
------------------------------------------------------------------------------------------------------------
April 1 through 30
------------------------------------------------------------------------------------------------------------
May 1 through 31
------------------------------------------------------------------------------------------------------------
June 1 through 30        17,100               $45.20              17,100                    87,856
------------------------------------------------------------------------------------------------------------
Total
------------------------------------------------------------------------------------------------------------


Item 3. Defaults Upon Senior Securities

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5. Other Information

          Not applicable

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits
               --------
               3(i)     Articles of Incorporation of IBT Bancorp, Inc.*
               3(ii)     Amended Bylaws of IBT Bancorp, Inc.**
               4        Rights  Agreement,  dated as of November  18,  2003,  by and
                        between  IBT  Bancorp,   Inc.  and  Registrar  and  Transfer
                        Company, as Rights Agent.***
               10       Change In Control Severance  Agreement with Charles G. Urtin****
               10.1     Deferred Compensation Plan For Bank Directors****
               10.2     Retirement  Agreement  Between Irwin Bank & Trust Co. And J.
                        Curt Gardner****
               10.3     Death  Benefit  Only  Deferred  Compensation  Plan  For Bank
                        Directors effective as of January 1, 1990****
               10.4     Retirement and Death Benefit Deferred  Compensation Plan For
                        Bank Directors effective as of January 1, 1990****
               10.5     2000 Stock Option Plan*****
               31.1     Rule 13a-14(a) Certification of Chief Executive Officer
               31.2     Rule 13a-14(a) Certification of Chief Financial Officer
               32       Section 1350 Certification

               -------------------------
               *    Incorporated  by  reference  to  the  identically   numbered
                    exhibits of the Registrant's Form 10 (File No. 0-25903) filed April 29, 1999.
               ** Incorporated by reference to the identically numbered exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
               *** Incorporated by reference to Exhibit 4 to Amendment No. 1 to Form 8-A (File No. 1-31655) filed November 20, 2003.
               **** Incorporated  by  reference  to  the  identically   numbered
                    exhibits of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
               *****Incorporated  by reference  to Exhibit 4.1 the  Registrant's
                    Registration Statement on Form S-8 (File No. 333-40398) filed June 29, 2000.

          (b) Reports on Form 8-K
              -------------------

               (i) On April 27, 2004, the registrant filed a Current Report on Form 8-K to report its announcement of earnings for the quarter ended March 31, 2004 under Item 12.

               (ii) On June 17, 2004, the  Registrant  filed a Current Report on
                    Form 8-K to report the retirement of Edwin A. Paulone from the Board of Directors effective as of September 22, 2004 under Item 5.

               (iii)No  financial   statements  were  filed  as  part  of  these
                    reports.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IBT BANCORP, INC.


Date:   August 4, 2004           By:     /s/Charles G. Urtin
                                        ---------------------------------------

                                        President, Chief Executive Officer
                                        (Duly authorized officer)



Date:   August 4, 2004           By:     /s/Raymond G. Suchta
                                        ---------------------------------------
                                        Raymond G. Suchta
                                        Vice President, Chief Financial Officer
                                        (Principal Financial Officer)