Form 10-Q
period 2004-09-30
IBT BANCORP INC
filed 2004-11-08
CIK 801122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                           Commission File No. 1-31655

                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Pennsylvania                              25-1532164
---------------------------------      -----------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

309 Main Street, Irwin, Pennsylvania                  15642
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No


Number of shares of Common Stock outstanding as of November 05, 2004:  2,955,455

                                IBT BANCORP, INC.

                                    Contents
                                    --------

                                                                                                              Pages
                                                                                                              -----
PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements.............................................................................1

                Consolidated balance sheets at September 30, 2004
                (unaudited) and December 31, 2003..............................................................   1

                Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2004 and 2003 ..............................................................  2

                Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2004 and 2003...............................................................  3

                Notes to consolidated financial statements......................................................  4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................  6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................  12

     Item 4.    Controls and Procedures........................................................................  12

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings..............................................................................  14

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....................................  14

     Item 3.    Defaults upon Senior Securities................................................................  14

     Item 4.    Submission of Matters to a Vote of Security-Holders............................................  14

     Item 5.    Other Information..............................................................................  14

     Item 6.    Exhibits.......................................................................................  14

Signatures.....................................................................................................  15


CONSOLIDATED BALANCE SHEETS
IBT BANCORP, INC. AND SUBSIDIARY


                                                                              September 30, 2004  December 31, 2003
                                                                              ------------------  -----------------
                                                                                  (unaudited)        (unaudited)
ASSETS

       Cash and due from banks                                                     $  14,307,522    $  15,391,714
       Interest-bearing deposits in banks                                                277,518          436,981
       Certificate of deposit                                                            100,000          100,000
       Securities available for sale                                                 199,096,399      167,907,113
       Federal Home Loan Bank stock, at cost                                           5,684,200        4,540,500
       Loans, net                                                                    432,475,014      416,286,455
       Premises and equipment, net                                                     6,155,002        6,468,749
       Other assets                                                                   18,830,245       18,398,092
                                                                                   -------------    -------------

Total Assets                                                                       $ 676,925,900    $ 629,529,604
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                                                    $  80,686,396    $  81,053,392
           Interest-bearing                                                          432,003,175      411,104,137
                                                                                   -------------    -------------

           Total deposits                                                            512,689,571      492,157,529

       Federal funds purchased                                                         4,912,000        7,900,000
       Repurchase agreements                                                          24,682,342       12,610,877
       Accrued interest and other liabilities                                          3,351,370        3,947,390
       FHLB advances                                                                  70,661,630       53,307,767
                                                                                   -------------    -------------

       Total liabilities                                                             616,296,913      569,923,563

Stockholders' Equity
       Capital stock, par value $1.25 per share,  50,000,000 shares  authorized,
          3,023,799 shares issued, 2,955,455 and 2,977,655 shares outstanding at
          September 30, 2004 and December 31, 2003, respectively                       3,779,749        3,779,749
       Surplus                                                                         1,428,264        1,684,258
       Retained earnings                                                              57,489,563       54,451,662
       Accumulated other comprehensive income                                            280,812        1,033,638
                                                                                   -------------    -------------

                                                                                      62,978,388       60,949,307
       Less:  Treasury stock, at cost                                                 (2,349,401)      (1,343,266)
                                                                                   -------------    -------------

       Total stockholders' equity                                                     60,628,987       59,606,041
                                                                                   -------------    -------------

Total Liabilities and Stockholders' Equity                                         $ 676,925,900    $ 629,529,604
                                                                                   =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
IBT BANCORP, INC. AND SUBSIDIARY

                                                              Three Months Ended                     Nine Months Ended
                                                                  September 30,                        September 30,
                                                       ---------------------------------     -----------------------------------
                                                              2004              2003              2004               2003
                                                       ----------------  ---------------     ---------------  ------------------
                                                           (unaudited)        (unaudited)        (unaudited)       (unaudited)
Interest Income
      Loans, including fees                            $      6,530,267  $     6,654,228     $    19,665,680  $       19,554,699
      Investment securities                                   1,867,440        1,712,744           5,414,001           5,624,396
      Federal funds sold                                          3,665           14,906               4,275              35,196
                                                       ----------------  ---------------     ---------------  ------------------

      Total interest income                                   8,401,372        8,381,878          25,083,956          25,214,291

Interest Expense
      Deposits                                                2,195,734        2,054,194           6,430,078           6,555,209
      FHLB advances                                             712,164          642,870           2,110,718           1,853,655
      Repurchase agreements                                      46,915           31,782              92,955             104,140
      Federal funds purchased                                    14,884            7,773              66,178              23,487
                                                       ----------------  ---------------     ---------------  ------------------

      Total interest expense                                  2,969,697        2,736,619           8,699,929           8,536,491
                                                       ----------------  ---------------     ---------------  ------------------
Net Interest Income                                           5,431,675        5,645,259          16,384,027          16,677,800
Provision for Loan Losses                                        40,000          150,000             290,000             450,000
                                                       ----------------  ---------------     ---------------  ------------------
Net Interest Income after Provision
      for Loan Losses                                         5,391,675        5,495,259          16,094,027          16,227,800

Other Income (Losses)
      Service fees                                              646,690          541,862           1,806,403           1,758,916
      Investment security gains                                  19,870          243,938             269,710             480,620
      Investment security losses                                (19,287)         (37,449)            (19,287)            (37,449)
      Debit card fees                                           178,638          146,653             488,239             475,835
      Other income                                              444,000          686,932           1,409,840           2,030,683
                                                       ----------------  ---------------  ------------------    ----------------

      Total other income                                      1,269,911        1,581,936           3,954,905           4,708,605

Other Expenses
      Salaries                                                1,407,306        1,421,999           4,287,579           4,270,713
      Pension and other employee benefits                       426,753          404,736           1,363,631           1,190,299
      Occupancy expense                                         441,356          365,300           1,310,691           1,128,434
      Data processing expense                                   230,167          207,232             673,200             614,137
      Pennsylvania shares tax                                   123,791          113,412             373,011             332,629
      Advertising expense                                        73,977           89,919             224,110             291,954
      Other expenses                                          1,011,257          979,264           2,999,842           2,744,246
                                                       ----------------  ---------------     ---------------    ----------------

      Total other expenses                                    3,714,607        3,581,862          11,232,064          10,572,412
                                                       ----------------  ---------------     ---------------    ----------------
Income Before Income Taxes                                    2,946,978        3,495,333           8,816,868          10,363,993
Provision for Income Taxes                                      785,605          933,405           2,214,665           2,717,080
                                                       ----------------  ---------------     ---------------    ----------------
Net Income                                             $      2,161,373  $     2,561,928     $     6,602,203    $      7,646,913
                                                       ================  ===============     ===============    ================

Basic Earnings per Share                               $           0.73  $          0.86     $          2.23    $           2.57
                                                       ================  ===============     ===============    ================
Diluted Earnings per Share                             $           0.72  $          0.85     $          2.20    $           2.57
                                                       ================  ===============     ===============    ================

Dividends per Share                                    $           0.40  $          0.35     $          1.20    $           1.05
                                                       ================  ===============     ===============    ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
IBT BANCORP, INC. AND SUBSIDIARY

                                                                                       Nine Months Ended September 30,
                                                                                          2004                 2003
                                                                                -----------------         -----------------
                                                                                   (unaudited)               (unaudited)
         CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                $       6,602,203         $       7,646,913
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                                                    757,287                   595,880
          Increase in cash surrender value of insurance                                  (330,879)                 (396,727)
          Net amortization/accretion
            premiums and discounts                                                        808,761                   832,367
          Net investment security gains                                                  (250,423)                 (443,171)
          Provision for loan losses                                                       290,000                   450,000
          Stock options granted                                                            59,142                   102,154
          Increase (decrease) in cash due
            to changes in assets and liabilities:
               Other assets                                                             1,065,180                  (653,625)
               Accrued interest and other liabilities                                    (208,202)                 (298,057)
                                                                                -----------------         -----------------
      Net Cash From Operating Activities                                                8,793,069                 7,835,734

         CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificates of deposit                                                (100,000)                 (100,000)
      Proceeds from maturity of certificates
        of deposit                                                                        100,000                   100,000
      Proceeds from sales of securities
        available for sale                                                             34,485,026                29,937,923
      Proceeds from maturities of securities
        available for sale                                                             19,762,750                42,594,796
      Purchase of securities available for sale                                       (87,136,043)              (50,153,363)
      Net loans made to customers                                                     (17,645,010)              (50,347,265)
      Purchases of premises and equipment                                                (443,540)               (1,227,298)
      Proceeds from sales of Federal Home Loan Bank stock                               2,407,400                         -
      Purchase of Federal Home Loan Bank stock                                         (3,551,100)               (1,447,100)
                                                                                -----------------         -----------------
      Net Cash Used By Investing Activities                                           (52,120,517)              (30,642,307)

         CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                                         20,532,042                 8,002,003
      Net increase in securities sold
        under repurchase agreements                                                    12,071,465                 7,685,958
      Dividends paid                                                                   (3,564,306)               (3,126,537)
      Proceeds from FHLB advances                                                      28,000,000                16,000,000
      Repayment of FHLB advances                                                      (10,646,137)                 (501,684)
      Federal funds purchased                                                          (2,988,000)                        -
      Exercised stock options                                                            (315,136)                 (277,464)
      Purchase of treasury stock                                                       (1,006,135)                        -
                                                                                -----------------         -----------------

      Net Cash From Financing Activities                                               42,083,793                27,782,276
                                                                                -----------------         -----------------
Net Change in Cash and Cash Equivalents                                                (1,243,655)                4,975,703

Cash and Cash Equivalents at Beginning of Period                                       15,828,695                15,066,278
                                                                                -----------------         -----------------
Cash and Cash Equivalents at End of Period                                      $      14,585,040         $      20,041,981
                                                                                =================         =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended September 30, 2004


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2003.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding were 2,977,115 and 2,977,385 for the three and nine months ended September 30, 2004, respectively and 2,977,655 for both the three and nine months ended September 30, 2003.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2004 and 2003 were $4,256,054 and $987,553 respectively and for the nine months ended September 30, 2004 and 2003 were $5,849,377 and $6,201,071 respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                                        September 30, 2004
                                         ----------------------------------------------------------------------------------
                                                                     Gross                Gross
                                           Amortized              Unrealized            Unrealized             Market
                                               Cost                   Gains               Losses                Value
                                         -----------------       ----------------      -----------------   ----------------
Obligations of
   U.S. Government Agencies              $      85,513,151       $        502,801      $       (158,008)   $     85,857,944
Obligations of State and
   political sub-divisions                      42,607,170              1,995,167              (160,506)         44,441,831
Mortgage-backed securities                      59,574,730                558,778              (230,017)         59,903,491
Other securities                                   712,904                  8,460                     -             721,364
Equity securities                               10,262,970                156,151            (2,247,352)          8,171,769
                                         -----------------       ----------------      -----------------   ----------------

                                         $     198,670,925       $      3,221,357      $     (2,795,883)   $    199,096,399
                                         =================       ================      =================   ================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended September 30, 2004


NOTE E - STOCK OPTION PLAN

As of September 30, 2004, 150,000 stock options have been granted, of which 84,721 are vested and are exercisable as follows: 36,750 are exercisable at $24.50 per share, 20,701 at $23.00 per share, 18,503 at $32.88 per share, and
8,767 at $52.40 per share. 17,035 shares are not yet vested, 38,710 shares have been exercised and 9,534 shares have been forfeited. No stock options were granted during the nine months ended September 30, 2004.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipate", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening new branches, the ability to control costs and expenses, and general economic conditions.

GENERAL

         IBT Bancorp, Inc. is a bank holding company headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking services through its wholly owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company").

         The Company's newest branch location opened on September 15, 2004, in downtown Greensburg. This full service branch is located in the Pennsylvania Commons building at 20 North Pennsylvania Avenue.

FINANCIAL CONDITION

         At September 30, 2004, total assets had increased $47.4 million, or 7.5%, to $676.9 million from $629.5 million at December 31, 2003. Asset growth was primarily due to increases of $31.2 million in securities available for sale and $16.2 million in net loans.

         At September 30, 2004, securities available for sale reached $199.1 million from $167.9 million at December 31, 2003. The increase in available for sale securities was primarily attributable to increases of $22.2 million in mortgage-backed securities, $6.5 million in obligations of state and political sub-divisions, and $2.9 million in obligations of U.S. Government agencies. The Company invests in mortgage-backed securities which provide a constant source of cash flow, in the form of monthly principle reductions, which can be reinvested in instruments yielding current interest rates or to meet future loan demand.

         Net loans reached $432.5 million at September 30, 2004 from $416.3 million at December 31, 2003. The increase in net loans is primarily attributed to a net increase of $7.4 million in consumer term loans, a $5.3 million increase in commercial loans, and a $4.2 million increase in loans made to municipalities. The Company attributes its loan growth to its competitive loan rates.

         At September 30, 2004, total liabilities increased $46.4 million, or 8.1%, to $616.3 million from $569.9 million at December 31, 2003. The increase was primarily the result of a net increase in interest-bearing deposits of $20.9 million. Supporting this change was a net increase of $6.4 million in interest bearing checking accounts and $11.8 million in certificates of deposit. The Company attributes the balance increases to new product promotions and attractive interest rates offered to deposit customers.

         The net increase of Federal Home Loan Bank advances was $17.4 million, which consisted of fixed-rate and amortizing advances with maturities ranging between two and ten years at an average cost of 3.8%. These advances were used to fund the growth in and the loan portfolio.

          Repurchase agreements increased to $24.7 million at September 30, 2004, an increase of $12.1 million from December 31, 2003. The Company offers its corporate customers sweep accounts where unused deposit balances are swept into an overnight repurchase agreement yielding market rates.

         At September 30, 2004, total stockholders' equity increased $1.0 million to $60.6 million from $59.6 million at December 31, 2003. The change was primarily due to net income of $6.6 million offset by a decrease in accumulated other comprehensive income of $750,000, dividends paid of $3.6 million, and an increase in treasury stock purchased of $1.0 million. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gain on securities available for sale which have been affected by increases in short-term interest rates. Since June 30, 2003, the Federal Open Market Committee has raised its target Federal Funds rate three times to 1.75% from 1.00%. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

         Net income. Net income for the three months ended September 30, 2004 decreased $400,000, or 15.6%, to $2.2 million, or $.72 per diluted earnings per share from $2.6 million, or $.85 per diluted earnings per share, for the comparable three month period in 2003. Net income for the nine months ended September 30, 2004 decreased $1.0 million to $6.6 million or $2.20 diluted earnings per share from $7.6 million or $2.57 diluted earnings per share for the comparable nine month period in 2003. The decrease for the three and nine months ended September 30, 2004 was the result of increases in other expenses and a decrease in net interest income and other income.

         Net interest income. Net interest income declined $214,000, or 3.78%, for the quarter and declined $298,000, or 1.76%, for the nine-month period. The declines in net interest income reflect a narrowing of the Company's interest rate spread to 3.08% and 3.15%, respectively, for the three and nine months ended September 30, 2004 compared to 3.44% and 3.42%, respectively, for the comparable prior year periods. Net interest margin narrowed to 3.46% and 3.55%, respectively, for the three and nine months ended September 30, 2004 compared to 3.89% and 3.88%, respectively, in the prior year periods. The historically low interest rate environment continues to put pressure on the Company's margin as rates on interest-earning assets have fallen faster than the average cost of the Company's interest-bearing liabilities. The Company has been able to offset the narrowing of its margin to some extent through balance sheet growth. Net interest income, however, has been negatively affected by an increase in the relative proportion of interest-bearing liabilities. The average ratio of interest-bearing assets to average interest-bearing liabilities declined to 120.08% and 121.11%, respectively, for the three and nine months ended September 30, 2004 compared to 123.94% and 123.48%, respectively, for the prior year periods due to faster growth in liabilities.

         Interest income. Interest income for the three months ended September 30, 2004 and 2003 remained relatively flat at $8.4 million. The average balances of interest earning assets increased $48.0 million for the three months ended September 30, 2004, to $628.4 million from $580.4 million for the comparable period in 2003. This increase was offset by a decrease in the yield of 43 basis points to 5.35%, for the three months ended September 30, 2004 from 5.78% for the comparable period in 2003. Interest income for the nine months ended September 30, 2004 decreased $130,000 to $25.1 million from $25.2 million for the comparable nine month period in 2003. The average balance of interest earning assets increased $43.0 million to $615.6 million from $572.6 million for the comparable period in 2003, but was offset by a 44 basis point decrease in the yield to 5.43% from 5.87% for the comparable period in 2003. The on-going historically low interest rate environment continued to put negative pressure on the interest earning assets in both the three and nine month periods ended September 30, 2004. See "Average Balance Sheet and Rate/Volume Analysis"

         Interest expense. Interest expense for the three months ended September 30, 2004 increased $233,000 to $3.0 million from $2.7 million for the comparable period in 2003. The increase in interest expense was primarily attributed to a $55.0 million increase in the average balance of interest bearing liabilities offset by a 7 basis point decrease in the average cost of funds to 2.27% for the three months ended September 30, 2004 from 2.34% for the comparable period in 2003. Interest expense for the nine months ended September 30, 2004 increased $163,000 to $8.7 million from $8.5 million for the comparable period in 2003. The increase in interest expense was primarily attributed to a $44.6 million increase in the average balance of interest bearing liabilities offset by a 17 basis point decrease in the average cost of funds to 2.28% for the nine months ended September 30, 2004 from 2.45% for the comparable period in 2003. The reduction of average cost of funds for the three and nine month periods ended September 30, 2004 is reflective of the continued historically low interest rates paid on deposits and borrowings over the past year. See "Average Balance Sheet and Rate/Volume Analysis"

         Average Balance Sheet

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                              Three Months Ended September 30,            Three Months Ended September 30,
                                                            2004                                          2003
                                        --------------------------------------------  ---------------------------------------------
                                                                           Average                                        Average
                                        Average Balance    Interest       Yield/Cost  Average Balance    Interest        Yield/Cost
                                        --------------------------------------------  ---------------------------------------------
                                                   (Dollars In Thousands)                      (Dollars In Thousands)

Interest-earning assets:
   Loans receivable    (1)               $     433,240   $      6,530          6.03% $     402,611   $      6,654           6.61%
   Investment securities available for
      sale (2)                                 194,088          1,868          3.85%       173,561          1,713           3.95%
   Other interest-earning assets (3)             1,054              4          1.39%         4,193             15           1.42%
                                         -------------   ------------                -------------   ------------
     Total interest earning assets       $     628,382   $      8,402          5.35% $     580,365   $      8,382           5.78%
                                                         ===========================                 ===========================

Non-interest earning assets                     37,532                                      32,135
                                         -------------                               -------------
     Total assets                        $     665,914                               $     612,500
                                         =============                               =============

Interest-bearing liabilities:
   Money market accounts                 $      60,118   $        129          0.86% $      62,417   $        135           0.86%
   Certificates of Deposit                     247,358          1,915          3.10%       216,184          1,786           3.31%
   Other liabilities                           215,831            926          1.72%       189,671            816           1.72%
                                         -------------   ------------                -------------   ------------
     Total interest-bearing liabilities  $     523,307   $      2,970          2.27% $     468,272   $      2,737           2.34%
                                                         ===========================                 ===========================

Non-interest-bearing liabilities                85,738                                      84,606
                                         -------------                               -------------
    Total liabilities                    $     609,045                               $     552,878
                                         =============                               =============
Stockholders' equity (4)                        56,869                                      59,622
                                         -------------                               -------------
     Total liabilities and stockholders'
        equity                           $     665,914                               $     612,500
                                         =============                               =============
Net interest income                                      $      5,432                                $      5,645
                                                         ============                                ============
Interest rate spread (5)                                                       3.08%                                        3.44%
                                                                      ==============                               ===============
Net interest margin (6)                                                        3.46%                                        3.89%
                                                                      ==============                               ===============
Ratio of average interest-earning
   assets to average interest-bearning
   liabilities                                                               120.08%                                      123.94%
                                                                      ==============                               ===============

(1)  Average  balances include  non-accrual  loans, and are net of deferred loan fees.
(2)  Includes interest-bearing deposits in other financial institutions.
(3)  Consists of federal funds sold.
(4) Includes capital stock, surplus and accumulated other comprehensive income, less treasury stock.
(5) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents annualized net interest income as a percentage of average interest earning assets.

         Average Balance Sheet

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                               Nine Months Ended September 30,             Nine Months Ended September 30,
                                                            2004                                          2003
                                        --------------------------------------------  --------------------------------------------
                                                                           Average                                        Average
                                        Average Balance    Interest       Yield/Cost  Average Balance    Interest        Yield/Cost
                                        --------------------------------------------  --------------------------------------------
                                                   (Dollars In Thousands)                      (Dollars In Thousands)
Interest-earning assets:
   Loans receivable    (1)               $     428,195   $     19,666          6.12% $     387,055   $     19,555           6.74%
   Investment securities available for
      sale (2)                                 187,008          5,414          3.86%       181,840          5,624           4.12%
   Other interest-earning assets (3)               387              4          1.47%         3,680             35           1.28%
                                         -------------   ------------                -------------   ------------
     Total interest earning assets       $     615,590   $     25,084          5.43% $     572,575   $     25,214           5.87%
                                                         ==========================                  ===========================

Non-interest earning assets                     36,149                                      30,930
                                         -------------                               -------------
     Total assets                        $     651,739                               $     603,505
                                         =============                               =============

Interest-bearing liabilities:
   Money market accounts                 $      58,213   $        368          0.84% $      61,835   $        518           1.12%
   Certificates of Deposit                     243,057          5,627          3.09%       217,532          5,455           3.34%
   Other liabilities                           207,001          2,705          1.74%       184,344          2,563           1.85%
                                         -------------   ------------                -------------   ------------
     Total interest-bearing liabilities  $     508,271   $      8,700          2.28% $     463,711   $      8,536           2.45%
                                                         ==========================                  ===========================

Non-interest-bearing liabilities                83,673                                      81,772
                                         -------------                               -------------
    Total liabilities                    $     591,944                               $     545,483
                                         =============                               =============
Stockholders' equity (4)                        59,795                                      58,022
                                         -------------                               -------------
     Total liabilities and stockholders'
        equity                           $     651,739                               $     603,505
                                         =============                               =============
Net interest income                                      $     16,384                                $     16,678
                                                         ============                                ============
Interest rate spread (5)                                                       3.15%                                        3.42%
                                                                      =============                                =============
Net interest margin (6)                                                        3.55%                                        3.88%
                                                                      =============                                =============
Ratio of average interest-earning
   assets to average interest-bearning
   liabilities                                                               121.11%                                      123.48%
                                                                      =============                                =============

(1)  Average  balances include  non-accrual  loans, and are net of deferred loan fees.
(2)  Includes interest-bearing deposits in other financial institutions.
(3)  Consists of federal funds sold.
(4) Includes capital stock, surplus and accumulated other comprehensive income, less treasury stock.
(5) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents annualized net interest income as a percentage of average interest earning assets.

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

                                          Three Month Period ended September 30,            Nine Month Period ended September 30,
                                                       2004 vs. 2003                                    2004 vs. 2003
                                    -------------------------------------------          -----------------------------------------
                                                    Increase (Decrease)                              Increase (Decrease)
                                                          Due to                                            Due to
                                    -------------------------------------------          -----------------------------------------
                                    Volume                 Rate             Net          Volume                Rate            Net
                                    ------                 ----             ---          ------                ----            ---
                                                  (Dollars In Thousands)                            (Dollars In Thousands)
Interest income:
   Loans receivable                  $506                 $(630)          $(124)        $2,078               $(1,967)        $ 111
   Investment securities available
     for sale                         203                   (48)            155            160                  (370)         (210)
   Other interest earning assets
                                      (11)                    0             (11)           (31)                    0           (31)
                                     ------------------------------------------         ------------------------------------------
     Total interest-earning assets   $698                 $(678)          $  20         $2,207               $(2,337)        $(130)
                                     ==========================================         ==========================================

Interest expense:
   Money market accounts
                                     $ (5)                $  (1)          $  (6)        $  (30)              $  (120)        $(150)
   Certificates of deposit
                                      258                  (129)            129            640                  (468)          172
   Other liabilities
                                      113                    (3)            110            315                  (173)          142
                                     ------------------------------------------         ------------------------------------------
  Total interest-bearing liabilities $366                 $(133)          $ 233         $  925               $  (761)        $ 164
                                     ==========================================         ==========================================

Net change in net interest income    $332                 $(545)          $(213)        $1,282               $(1,576)        $(294)
                                     ===========================================        ===========================================

         Provision for loan losses. For the three months ended September 30, 2004 the provision for loan losses was $40,000 compared to $150,000 for the comparable 2003 period. For the nine months ended September 30, 2004 the provision for loan losses was $290,000 compared to $450,000 for the comparable 2003 period. The lower provision for the three and nine months ended September 30, 2004 as compared to the prior year periods is due to the Company's internal loan loss assessment which is explained below.

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

         Other income. Total other income for the three months ended September 30, 2004 decreased $312,000 to $1.3 million from $1.6 million for the comparable three month period in 2003. This change was primarily due to a net decrease of $206,000 in investment security gains and $133,000 on gains recorded from the sales of mortgage loans. Total other income for the nine months ended September 30, 2004 decreased $754,000 to $4.0 million from $4.7 million for the comparable period in 2003. The decrease in other income for the nine months ended September 30, 2004 was primarily due to a net decrease of $193,000 in investment security gains, $221,000 on gains recorded from the sales of mortgage loans, and a $346,000 gain recognized in 2003 from the sale of property held in other real estate.

         Other expense. Total other expenses for the three month period ended September 30, 2004 increased $133,000 to $3.7 million from $3.6 million for the comparable three month period in 2003. For the nine months ended September 30, 2004, total other expenses increased $660,000 to $11.2 million from $10.6 million for the comparable 2003 period. For the three and nine month periods ended September 30, 2004 pension and employee benefit costs increased $22,000 and $173,000, respectively compared to the same periods in 2003. This increase was primarily due to an increase in health care insurance costs and increased pension costs. Occupancy expense increased $76,000 and $182,000 for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. These increases were due to increased depreciation costs related to the Company's investments in new branches and technology. The increases in other expenses of $32,000 and $256,000 for the three and nine month periods in 2004, respectively is primarily contributed to increased computer hardware maintenance costs, which rose $30,000 and $89,000, respectively from the comparable periods in 2003.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the three and nine months ended September 30, 2004 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2003.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (a)  Unregistered Sales of Equity Securities. Not Applicable

          (b)  Use of Proceeds. Not Applicable

          (c)  Issuer Purchases of Equity Securities.

------------------------ -------------------- ------------------- ------------------------- --------------------------
                                                                      (c) Total Number          (d) Maximum Number
                                                                     Of Shares (or Units)       (or Approximate Dollar
                                                   (b)                Purchased as Part           Value) of Shares (or
                         (a) Total Number         Average Price          Of Publicly             Units) that May Yet Be
                           Of Shares (or          Paid per Share      Announced Plans            Purchased Under the
Period                   Units) Purchased           (or Unit)            or Programs*             Plans or Programs
------------------------ ------------------------ ------------------- ------------------------- --------------------------
July 1 through 31        5,100                    $45.68              92,956                    58,144
------------------------ ------------------------ ------------------- ------------------------- --------------------------
August 1 through 31      0                        $0                  92,956                    58,144
------------------------ ------------------------ ------------------- ------------------------- --------------------------
September 1 through 30   0                        $0                  92,956                    58,144
------------------------ ------------------------ ------------------- ------------------------- --------------------------
Total                    5,100                    $45.68              92,956                    58,144
------------------------ ------------------------ ------------------- ------------------------- --------------------------

* On November 18, 1999, the Registrant announced a stock repurchase plan for up to 151,100 shares.

Item 3. Defaults Upon Senior Securities

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          Not  applicable.

Item 5. Other Information

          Not  applicable

Item 6. Exhibits

          The following exhibits are either filed with or incorporated by reference in this Quarterly Report on Form 10-Q:

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


                                   IBT BANCORP, INC.


Date:    November 5, 2004          By:   /s/Charles G. Urtin
                                         ---------------------------------------
                                         Charles G. Urtin
                                         President, Chief Executive Officer
                                         (Duly authorized officer)



Date:    November 5, 2004          By:   /s/Raymond G. Suchta
                                         ---------------------------------------
                                         Raymond G. Suchta
                                         Vice President, Chief Financial Officer
                                         (Principal Financial Officer)