Form 10-K
period 2004-12-31
IBT BANCORP INC
filed 2005-03-16
CIK 801122

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _______________
                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 2004
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                         Commission File Number: 1-31655
                                                 -------

                               IBT BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                    25-1532164
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  309 MAIN STREET, IRWIN, PENNSYLVANIA                              15642
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (724) 863-3100
                                                     -------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
COMMON STOCK, $1.25 PAR VALUE                 AMERICAN STOCK EXCHANGE
-----------------------------                 -----------------------
   STOCK PURCHASE RIGHTS                      AMERICAN STOCK EXCHANGE
   ---------------------                      -----------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE
                                                                    ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] YES [ ] NO

     Based on the closing sales price of $45.50 per share of the registrant's common stock on June 30, 2004, as reported on the American Stock Exchange, the aggregate market value of voting and non-voting stock held by non- affiliates of the registrant was approximately $124.1 million. Solely for purposes of this calculation, directors and executive officers are deemed affiliates.

     As of March 1, 2005, there were 2,955,455 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of 2004 Annual Report to Stockholders (Parts II and IV)

     2. Portions of Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

================================================================================

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

     Irwin Bank & Trust Co. (the "Bank") was incorporated in 1922 under the laws of Pennsylvania as a commercial bank under the name "Irwin Savings and Trust Company." The Bank engages in a full-service mortgage, commercial and consumer banking business, as well as trust and a variety of deposit services provided to its customers. At December 31, 2004, the Bank operated through its main office, seven branch offices, a loan center, and a trust office as well as through five supermarket branches under the name "Irwin Bank Extra." The Bank's main office, full service branch offices, loan center, trust office and supermarket branches are located in the Pennsylvania counties of Westmoreland and Allegheny. The Bank's web site is located at "www.myirwinbank.com."

     References to the Company or Registrant used throughout this document generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

COMPETITION

     The Registrant's primary market area consists of Westmoreland and Allegheny counties, Pennsylvania, which are part of the Pittsburgh Metropolitan Statistical Area ("Pittsburgh MSA") and is one of many financial institutions serving this market area. Based on data compiled by the FDIC as of June 30, 2004 (the latest date for which such data is available) the Bank was ranked sixth of 20 FDIC-insured institutions in Westmoreland County with a 6.61% deposit market share and 19th out of 39 institutions in Allegheny County with a 0.39% deposit market share. The Bank was ranked 12th out of 64 institutions serving the Pittsburgh MSA with a 1.0% market share. Such data does not reflect deposits held by credit unions with which the Bank also competes. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Registrant's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

LENDING ACTIVITIES

     ANALYSIS OF LOAN PORTFOLIO. The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                AT DECEMBER 31,
                                    --------------------------------------------------------------------------
                                              2004                     2003                      2002
                                    -------------------       --------------------      -------------------
                                        $          %              $             %          $            %
                                     -------     ------         -------     ------       -------     ------
                                                              (DOLLARS IN THOUSANDS)
  Mortgage.......................   $252,114      57.37%       $244,923      58.33%     $210,244      57.87%
  Installment....................     84,673      19.27          78,327      18.65        59,321      16.33
  Commercial.....................     61,140      13.91          59,591      14.19        58,634      16.14
  Home equity lines of credit....     23,201       5.28          21,963       5.23        15,832       4.36
  PHEAA (1)......................      7,355       1.67           7,834       1.87         6,900       1.90
  Municipal......................     10,050       2.29           6,268       1.49        11,190       3.08
  Credit cards...................         45       0.01              38       0.01            32       0.01
  Other..........................        855       0.20             965       0.23         1,148       0.31
                                     -------     ------         -------     ------       -------     ------
Total loans......................    439,433     100.00%        419,909     100.00%      363,301     100.00%
                                                 ======                     ======                   ======
Less:
  Unearned discount..............         --                         --                       --
  Deferred loan origination
    fees and costs...............        291                        338                      557
  Allowance for loan losses......      2,594                      3,285                    2,873
                                     -------                    -------                  -------
Total loans, net.................   $436,548                   $416,286                 $359,871
                                     =======                    =======                  =======

                                                 AT DECEMBER 31,
                                    ------------------------------------------
                                             2001                  2000
                                    --------------------   -------------------
                                        $           %          $            %
                                     -------     ------     -------     ------
                                               (DOLLARS IN THOUSANDS)
  Mortgage.......................   $173,214      54.55%   $152,753      51.95
  Installment....................     64,053      20.17      65,327      22.22
  Commercial.....................     55,185      17.38      52,676      17.92
  Home equity lines of credit....     11,001       3.47      10,067       3.42
  PHEAA (1)......................      6,950       2.19       6,632       2.26
  Municipal......................      5,369       1.69       5,945       2.02
  Credit cards...................         32       0.01          --         --
  Other..........................      1,715       0.54         611       0.21
                                     -------     ------     -------     ------
Total loans......................    317,519     100.00%    294,011     100.00%
                                                 ======                 ======
Less:
  Unearned discount..............         --                     --
  Deferred loan origination
    fees and costs...............        273                    178
  Allowance for loan losses......      2,114                  1,919
                                     -------                -------
Total loans, net.................   $315,132               $291,914
                                     =======                =======

_________________________
(1) Pennsylvania Higher Education Assistance Authority.

     LOAN MATURITY TABLE. The following table sets forth maturities and interest rate sensitivity for all categories of loans as of December 31, 2004. Scheduled repayments are reported in the maturity category in which payment is due.

                                               HOME
                                              EQUITY
                                             LINES OF                                      PHEAA
                                 MORTGAGE    CREDIT(2)      INSTALLMENT     COMMERCIAL      (1)       MUNICIPAL
                                 --------    --------       -----------     ----------     ------     ---------
                                                             (IN THOUSANDS)

1 year or less............        $11,734     $23,201         $11,342       $14,098        $   --       $10,050
After 1 year:
  1 to 5 years............         58,552          --          37,480        17,844         7,355            --
  After 5 years...........        181,828          --          35,851        29,198           --             --
                                 --------     -------         -------       -------        ------       -------
Total due after one year..        240,380          --          73,331        47,042         7,355            --
                                 --------     -------         -------       -------        ------       -------
Total amount due..........       $252,114     $23,201         $84,673       $61,140        $7,355       $10,050
                                 ========     =======         =======       =======        ======       =======

                                  CREDIT
                                   CARDS
                                    (2)        OTHER       TOTAL
                                  -------      -----       -----
                                           (IN THOUSANDS)
1 year or less............         $45         $855       $71,325
After 1 year:
  1 to 5 years............          --           --       121,231
  After 5 years...........          --           --       246,877
                                   ---         ----      --------
Total due after one year..          --           --       368,108
                                   ---         ----      --------
Total amount due..........         $45         $855      $439,433
                                   ===         ====      ========

______________________
(1) PHEAA loans are sold when repayment begins; assumption is that all PHEAA loans will mature in 1 to 5 years.
(2) Home equity credit lines and credit card loans have no stated maturities; therefore they are classified as due in one year or less.

         The following table sets forth, as of December 31, 2004, the dollar amount of all loans due after December 31, 2004, based upon fixed rates of interest or floating or adjustable interest rates.

                                                    FLOATING OR
                                     FIXED RATES   ADJUSTABLE RATES      TOTAL
                                     -----------   ----------------      ------
                                                    (IN THOUSANDS)

Mortgage(1) .................         $223,832         $ 16,548         $240,380
Installment .................           71,929            1,402           73,331
Commercial ..................           16,540           30,502           47,042
PHEAA .......................             --              7,355            7,355
     Total ..................         $312,301         $ 55,807         $368,108

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

     The Registrant had approximately $85.8 million of one- to four-family residential mortgage loans in its mortgage loan portfolio at December 31, 2004. The Registrant generally originates one- to four-family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Registrant will originate residential mortgage loans in an amount up to 95% of the appraised value of a mortgaged property; however, the borrower is required to obtain mortgage insurance for the amount in excess of 80%. The Registrant offers residential fixed rate loans and adjustable rate loans with amortization periods ranging from 15 to 30 years. Interest rates for adjustable rate loans for residences adjust every 12 months based upon the weekly average yield on the one-year U.S. Treasury securities, plus a margin of 2.75 percentage points. These adjustable-rate loans have an interest rate cap of two percentage points per year and six percentage points over the life of the loan, and are originated for retention in the portfolio.

     Fixed-rate loans are underwritten in accordance with FannieMae guidelines. Currently, loans underwritten in accordance with FannieMae guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Registrant generally charges a higher interest rate if loans are not saleable under FannieMae guidelines. At December 31, 2004, $223.6 million of the Registrant's mortgage portfolio consisted of long-term, fixed-rate mortgage loans of which $107,000 were classified as held-for-sale. The Registrant does not service any loans that are sold and the Registrant is generally not liable for these loans (i.e., "nonrecourse loans").

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

     Adjustable-rate commercial mortgage loans have interest rates set at the six-month U.S. treasury bill rate, plus a margin of up to 3.75%. Adjustable-rate commercial mortgage loans generally have terms of up to 20 years and no maximum interest rate.

     As of December 31, 2004, the Registrant's commercial real estate loans totaled $122.2 million of the mortgage portfolio. Typically, commercial real estate loans are originated in amounts up to 80% of the appraised value of the mortgaged property.

     The Registrant also originates loans to finance the construction of one- to four-family dwellings and commercial real estate. The Registrant makes construction loans both to individuals constructing their own residence and to developers constructing homes for resale. Generally, the Registrant only makes interim construction loans to individuals if it also makes permanent mortgage loan on the property. Interim construction loans generally have terms of up to nine months with fixed rates of interest. At December 31, 2004, construction loans totaled $19.9 million with $6.5 million of that total yet to be disbursed.

     Construction financing is generally considered to involve a higher degree of risk of loss than long- term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Registrant may be required to advance funds beyond the amount originally committed to permit completion. If the estimate of value proves to be inaccurate, the Registrant may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

     INSTALLMENT LOANS. Installment loans primarily consist of home equity term loans and to a lesser extent automobile loans. Home equity loans are secured primarily by one- to four-family residences. The Registrant originates these loans with fixed rates with terms of up to 20 years. These loans are subject to 90% combined loan-to-value limitation, including any outstanding mortgages or liens, without requiring mortgage insurance. The Registrant will originate home equity loans in an amount up 100% of the appraised value, however, mortgage insurance for the borrower may be required. The Registrant originates automobile loans with fixed rates of interest and terms of up to five years. At December 31, 2004, home equity term loans totaled $80.5 million.

     COMMERCIAL LOANS. Commercial loans consist of loans secured by equipment, accounts receivables, inventory, and other business purpose loans. Such loans are generally secured by either the underlying collateral and/or by the personal guarantees of the borrower.

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

     LOAN COMMITMENTS. Written commitments are given to prospective borrowers on all approved mortgage loans. Generally, the commitment requires acceptance within 7 days of the date of issuance. At December 31, 2004, commitments to cover originations of loans totaled $22.9 million.

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

                                                            AT DECEMBER 31, 2004
                                                            --------------------
                                                               (IN THOUSANDS)
Special Mention...........................................       $24,770
Substandard...............................................         3,940
Doubtful..................................................           259
Loss......................................................            --
                                                                 -------
      Total...............................................       $28,969
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

     NONPERFORMING ASSETS. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. As of the dates indicated, no loans were categorized as troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 and there were no impaired loans within the meaning of SFAS No. 114, as amended by SFAS 118.

                                                                                   AT DECEMBER 31,
                                                                ----------------------------------------------------------
                                                                 2004        2003         2002         2001          2000
                                                               -------      ------       ------       ------        ------
                                                                               (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:
  Mortgage................................................      $  120      $  567       $  446       $  940       $    --
  Home equity lines of credit.............................          --          --           --           --            --
  Installment.............................................          --          --           77           27            --
  Commercial..............................................          --          --           96           60            --
  PHEAA...................................................          --          --           --           --            --
  Municipal...............................................          --          --           --           --            --
  Credit cards............................................          --          --           --           --            --
  Other...................................................          --          --           --           --            --
                                                               -------      ------       ------       ------        ------
Total.....................................................     $   120      $  567       $  619       $1,027        $   --
                                                               -------      ------       ------       ------        ------

Accruing loans which are contractually past
  due 90 days or more:
  Mortgage................................................       3,618         704          728          559         1,067
  Installment.............................................           9          10           --            3            10
  Commercial..............................................         954          14           41            7           157
  Home equity lines of credit.............................          --          --           --           --            --
  PHEAA...................................................          --          --           --           --            --
  Municipal...............................................          --          --           --           --            --
  Credit cards............................................          --          --           --           --            --
  Other...................................................          --          --           --           --            --
                                                               -------      ------       ------       ------        ------
Total.....................................................       4,581         728          769          569         1,234
                                                               -------      ------       ------       ------        ------
Total non-accrual and accrual loans.......................       4,701       1,295        1,388        1,596         1,234
                                                               -------      ------       ------       ------        ------
Other real estate owned...................................       1,767         254          637          239           132
                                                               -------      ------       ------       ------        ------
Other non-performing assets...............................          --          --           --           --            --
                                                               -------      ------       ------       ------        ------
Total non-performing assets...............................     $ 6,468      $1,549       $2,025       $1,835        $1,366
                                                               =======      ======       ======       ======        ======
Total non-accrual and accrual loans to net loans..........       1.08%       0.31%        0.39%        0.51%         0.42%
                                                               =======      ======       ======       ======        ======
Total non-accrual and accrual loans to total assets.......       0.70%       0.21%        0.24%        0.30%         0.25%
                                                               =======      ======       ======       ======        ======
Total non-performing assets to total assets...............       0.96%       0.25%        0.35%        0.35%         0.28%
                                                               =======      ======       ======       ======        ======

     As of December 31, 2004, there were no loans not reflected in the above as to which management had serious doubts as to the ability of borrowers to comply with present loan repayment loans.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management's best estimate of the losses inherent in the portfolio, based on a monthly review by management of the following factors:

     o    Historical experience
     o    Volume
     o    Type of lending conducted by the Bank
     o    Industry standards
     o    The level and status of past due and non- performing loans
     o    The general economic conditions in the Bank's lending area; and
     o Other factors affecting the collectability of the loans in the portfolio

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

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                               DECEMBER 31,
                                                     ---------------------------------------------------------------------
                                                       2004           2003           2002            2001           2000
                                                     --------        --------       --------       --------       --------
                                                                          (DOLLARS IN THOUSANDS)
Total loans outstanding........................      $439,142        $419,571       $362,744       $317,246       $293,833
                                                     ========        ========       ========       ========       ========
Average loans outstanding......................      $430,543        $393,743       $337,600       $304,080       $279,400
                                                     ========        ========       ========       ========       ========
Allowance balances (at beginning of  period)...      $  3,285        $  2,873       $  2,114       $  1,919       $  2,366
Provision:
   Mortgage....................................           430             430            930            200             30
   Installment.................................            38              38             25            100             30
   Commercial..................................           132             132            145            200            240
   Home equity lines of credit.................            --              --             --             --             --
   PHEAA.......................................            --              --             --             --             --
   Municipal...................................            --              --             --             --             --
   Credit cards................................            --              --             --             --             --
   Other.......................................            --              --             --             --             --
Net (charge-offs) recoveries:
  Mortgage.....................................        (1,204)            (11)          (219)          (203)          (34)
  Installment..................................          (125)            (64)           (59)           (90)          (72)
  Commercial...................................            38            (113)           (63)           (14)         (616)
  Home equity lines of credit..................            --              --             --             --             --
  PHEAA........................................            --              --             --             --             --
  Municipal....................................            --              --             --             --             --
  Credit cards.................................            --              --             --              2           (25)
  Other........................................            --              --             --             --             --
                                                     --------        --------       --------       --------       --------
Allowance balance (at end of period)...........      $  2,594        $  3,285       $  2,873       $  2,114       $  1,919
                                                     ========        ========       ========       ========       ========
Allowance for loan losses as a percent
  of total loans outstanding...................         0.59%            0.78%          0.79%          0.67%          0.65%
                                                     ========        ========       ========       ========       ========
Net loans charged off as a percent of
  average loans outstanding....................         0.30%            0.05%          0.10%          0.10%          0.27%
                                                     ========        ========       ========       ========       ========

     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of the Registrant's allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated.

                                                                       AT DECEMBER 31,
                                      ----------------------------------------------------------------------------
                                              2004                        2003                       2002
                                      ---------------------       ---------------------      --------------------
                                                     % OF                        % OF                       % OF
                                                     LOANS                       LOANS                     LOANS
                                                   TO TOTAL                    TO TOTAL                   TO TOTAL
                                      AMOUNT         LOANS        AMOUNT         LOANS       AMOUNT        LOANS
                                      ------       --------       ------       --------      ------       --------
                                                                 (DOLLARS IN THOUSANDS)

AT END OF PERIOD ALLOCATED TO:
  Mortgage.......................     $1,110        57.37%        $   806         58.33%    $   2,183        57.87%
  Installment....................        338         19.27            109          18.65          194         16.33
  Commercial.....................        889         13.91          2,217          14.19          432         16.14
  Home equity lines of credit....         43          5.28            138           5.23           64          4.36
  PHEAA..........................          4          1.67              5           1.87           --          1.90
  Municipal......................        210          2.29              9           1.49           --          3.08
  Credit cards...................         --          0.01             --           0.01           --          0.01
  Other..........................         --          0.20              1           0.23           --          0.31
                                      ------        ------         ------         ------       ------        ------
Total allowance..................     $2,594        100.00%        $3,285         100.00%      $2,873        100.00%
                                      ======        ======         ======         ======       ======        ======


                                                       AT DECEMBER 31,
                                       ------------------------------------------------
                                              2001                        2000
                                       ---------------------     ----------------------
                                                     % OF                        % OF
                                                     LOANS                      LOANS
                                                   TO TOTAL                    TO TOTAL
                                       AMOUNT        LOANS       AMOUNT         LOANS
                                       ------      --------      ------        --------
                                                  (DOLLARS IN THOUSANDS)
AT END OF PERIOD ALLOCATED TO:
  Mortgage.......................      $1,120         54.55%     $    651        51.95%
  Installment....................         409          20.17          414         22.22
  Commercial.....................         501          17.38          786         17.92
  Home equity lines of credit....          60           3.47           51          3.42
  PHEAA..........................          11           2.19           10          2.26
  Municipal......................           8           1.69            1          2.02
  Credit cards...................          --           0.01           --            --
  Other..........................           5           0.54            6          0.21
                                       ------         ------       ------        ------
Total allowance..................      $2,114         100.00%      $1,919        100.00%
                                       ======         ======       ======        ======

INVESTMENT ACTIVITIES

     The Registrant maintains a level of liquid assets, including short-term securities and certain other investments, which varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held-to-maturity or securities available-for-sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held-to-maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available-for-sale to serve principally as a source of liquidity.

     Current accounting standards regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available-for-sale" or "trading." As of December 31, 2004, the Registrant had securities classified as "available-for-sale" (which included FHLB stock) in the amount of $196.9 million and had no securities classified as "held-to-maturity" or "trading." Securities classified as "available-for-sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2004, the Registrant's securities available-for-sale had an amortized cost of $195.1 million and market value of $196.9 million. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available-for-sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

     At December 31, 2004, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) mortgage-backed securities, (iv) municipal obligations, (v) banker's acceptances, (vi)
certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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

     INVESTMENT PORTFOLIO. The following table sets forth the carrying value of the Registrant's investment securities portfolio at the dates indicated:

                                                          AT DECEMBER 31
                                                  ------------------------------
                                                    2004       2003       2002
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Securities available for sale:
Obligations of U.S. government agencies .......   $ 71,103   $ 82,969   $ 80,503
Mortgage-backed securities ....................     65,004     37,656     54,104
Obligations of state and political subdivisions     46,446     37,921     38,889
Federal Home Loan Bank stock ..................      5,683      4,541      3,153
Equity securities .............................      7,940      8,621      9,318
Other securities ..............................        716        740        750
                                                  --------   --------   --------
   Total securities available for sale ........   $196,892   $172,448   $186,717
                                                  ========   ========   ========

     INVESTMENT PORTFOLIO MATURITIES. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Registrant's investment securities portfolio as of December 31, 2004. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations.

                                                                        AS OF DECEMBER 31, 2004
                                      ------------------------------------------------------------------------------
                                                                                                    AFTER FIVE
                                          ONE YEAR OR LESS           ONE TO FIVE YEARS             TO TEN YEARS
                                      ------------------------     ---------------------       ---------------------
                                      CARRYING         AVERAGE     CARRYING      AVERAGE       CARRYING      AVERAGE
                                        VALUE           YIELD       VALUE         YIELD         VALUE         YIELD
                                      --------         -------     --------      -------       --------      -------
                                                                        (DOLLARS IN THOUSANDS)
Obligations of U.S.
    government agencies.............   $1,006           7.13%       $1,092          7.33%      $62,802         3.83%
Mortgage-backed securities..........       --             --            --            --        25,124         3.88
Obligations of state and
    political subdivisions (1)......       --             --         2,261          5.13         8,146         4.88
Federal Home Loan Bank stock........       --             --            --            --            --           --
Equity securities...................       --             --            --            --            --           --
Other securities  ..................      502           7.04%           25          2.50            --           --
                                       ------                       ------                     -------
     Total..........................   $1,508           7.10%       $3,378          5.82%      $96,072         3.93%
                                       ======                       ======                     =======


                                                            AS OF DECEMBER 31, 2004
                                       ---------------------------------------------------------------
                                                MORE THAN
                                                TEN YEARS                 TOTAL INVESTMENT SECURITIES
                                       ----------------------        ---------------------------------
                                       CARRYING       AVERAGE        CARRYING      AVERAGE      MARKET
                                        VALUE          YIELD          VALUE         YIELD        VALUE
                                       --------       -------        --------      -------      ------
                                                           (DOLLARS IN THOUSANDS)
Obligations of U.S.
    government agencies.............   $ 6,203            4.07%      $ 71,103        3.95%     $ 71,103
Mortgage-backed securities..........    39,880            4.81         65,004        4.45        65,004
Obligations of state and
    political subdivisions (1)......    36,039            4.63         46,446        4.70        46,446
Federal Home Loan Bank stock........     5,683            2.43          5,683        2.43         5,683
Equity securities...................     7,940            2.28          7,940        2.28         7,940
Other securities  ..................       189            1.85            716        5.51           716
                                       -------                       --------                  --------
     Total..........................   $95,934            4.34%      $196,892        4.19%     $196,892
                                       =======                       ========                  ========

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

                                                                        AT DECEMBER 31,
                                          ----------------------------------------------------------------------------
                                                    2004                      2003                         2002
                                          ----------------------      ---------------------       --------------------
                                          AVERAGE        AVERAGE      AVERAGE       AVERAGE       AVERAGE      AVERAGE
                                          BALANCE          RATE       BALANCE        RATE         BALANCE       RATE
                                          -------        -------      -------       -------       -------      -------
                                                                        (DOLLARS IN THOUSANDS)
Checking accounts:
   Non-interest-bearing..............  $  80,423           -- %      $ 77,862          -- %      $ 71,568          -- %
   Interest-bearing..................     45,791          0.39         54,788         0.58         48,375         1.05
Passbook and club accounts...........     76,356          0.51         76,641         0.70         69,776         1.48
Money market accounts................     58,103          0.89         61,138         1.05         60,735         2.03
Certificate accounts.................    245,881          3.08        221,186         3.30        208,789         3.80
                                        --------         -----       --------         ----       --------         ----
         Total.......................   $506,554          1.71%      $491,615         1.79%      $459,243         2.33%
                                        ========         =====       ========         ====       ========         ====

     The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining at December 31, 2004 (in thousands).


                                                   CERTIFICATES OF
  MATURITY PERIODS                                     DEPOSIT
  ----------------                                 ---------------
  Three months or less......................           $13,565
  Over three through six months.............             6,390
  Over six through twelve months............            24,993
  Over twelve months........................            17,587
                                                       -------
        Total...............................           $62,535
                                                       =======

     BORROWINGS. Deposits are the primary source of funds for the Registrant's lending and investment activities as well as for general business purposes. Should the need arise, the Registrant has a maximum borrowing capacity with the FHLB of $308 million. At December 31, 2004, there were outstanding $70.3 million of long-term FHLB borrowings.

TRUST SERVICES

     The Bank offers a variety of trust services including trust management, estate planning and administration, investment counseling and management and retirement planning. The Bank serves as trustee for testamentary, living, irrevocable and charitable trusts, administers investment agencies, employee benefit plans, guardianships, special needs trusts and offers separately managed accounts. The Bank's fees for these services are generally a percentage of the assets under management. As of December 31, 2004, the Bank had $110.0 million in assets under management compared to $134.8 million at December 31, 2003. The decline in assets under management in 2004 was primarily due to the mandatory redemption of a $25.0 million municipal bond issue. For the year ended December 31, 2004, the Bank had income of $340,000 from its trust services.

PERSONNEL

     As of December 31, 2004, the Registrant had 185 full-time and 55 part-time employees. None of the Registrant's employees are represented by a collective bargaining group.

                           SUPERVISION AND REGULATION

REGULATION OF THE COMPANY

     Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

     GENERAL. The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Pennsylvania Department of Banking. The Company is also required to file annually a report of its operations with the Federal Reserve and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

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

     FINANCIAL MODERNIZATION. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. In fiscal 2000, the Company submitted the required notice to the Federal Reserve and became a financial holding company.

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

REGULATION OF THE BANK

     GENERAL. As a Pennsylvania-chartered commercial bank with deposits insured by the Federal Deposit Insurance Corporation which is not a member of the Federal Reserve, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation or the United States Congress, could have a material impact on the Company and its operations.

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

     The code also provides state-chartered commercial banks with the powers to make certain leeway investments, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Corporation Act, however, prohibits a state-chartered bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the appropriate deposit insurance fund and (2) the bank meets all applicable federal capital requirements. Accordingly, the additional operating authority provided to the Bank by the code is significantly restricted by the Federal Deposit Insurance Act.

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

     In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The current quarterly assessment rate is approximately 0.0146% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

     REGULATORY CAPITAL REQUIREMENTS. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like the Bank are not members of the Federal Reserve System. At December 31, 2004, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

     The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of December 31, 2004.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

     As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to 5% of its outstanding residential mortgage loans plus .7% of its unused maximum borrowing capacity. At December 31, 2004, the Bank was in compliance with this requirement.

     FEDERAL RESERVE SYSTEM. The Federal Reserve requires all depository institutions to maintain non- interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2004, the Bank met its reserve requirements.

ITEM 2.  PROPERTIES
-------------------

     At December 31, 2004, the Registrant operated from its main office, six branch offices and five supermarket branch offices and a loan office and a trust office, all located in southwestern Pennsylvania. The total net book value of the Registrant's investment in premises and equipment at December 31, 2004, was approximately $6.2 million. The main office of the Company and of the Bank and three branch offices are owned by the Bank and the remaining four branch offices, five supermarket branch offices, and the Bank's trust division, are leased by the Bank. These leases have initial terms of one to twenty years, and all leases contain renewal options for additional years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
AND ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------

     (a) MARKET FOR COMMON EQUITY. The information contained under the section captioned "Stock Market Information" in the 2004 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference. The Registrant did not sell any equity securities that were not registered under the Securities Act of 1933 during the period under report.

     (b) USE OF PROCEEDS. Not applicable

     (c) ISSUER PURCHASE OF EQUITY SECURITIES. No purchases of shares of Common Stock were made by or on behalf of the Registrant during the fourth quarter of the fiscal year under report.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

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

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

     (a) DISCLOSURE CONTROLS AND PROCEDURES

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

     (b) INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management's Report on Internal Control Over Financial Reporting and the Attestation Report of its Registered Public Accounting Firm are incorporated herein by reference from the Annual Report.

     There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" and "-- Biographical Information" in the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference.

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

     (d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Set forth  below is  information  as of December  31, 2004 with  respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                           EQUITY COMPENSATION PLAN INFORMATION
                                                 (a)                     (b)                          (c)

                                                                                               NUMBER OF SECURITIES
                                        NUMBER OF SECURITIES        WEIGHTED-AVERAGE          REMAINING AVAILABLE FOR
                                          TO BE ISSUED UPON         EXERCISE PRICE OF      FUTURE ISSUANCE UNDER EQUITY
                                             EXERCISE OF               OUTSTANDING              COMPENSATION PLANS
                                        OUTSTANDING OPTIONS,        OPTIONS, WARRANTS          (EXCLUDING SECURITIES
                                        WARRANTS AND RIGHTS            AND RIGHTS            REFLECTED IN COLUMN (A))
                                        -------------------         -----------------      --------------------------
Equity compensation plans
approved by shareholders:
2000 Stock Option Plan...............          102,089                   $31.13                       150,000
Equity compensation plans
not approved by shareholders.........             --                        --                           --
                                               -------                   ------                       -------
     TOTAL..........................           102,089                   $31.13                       150,000
                                               =======                   ======                       =======

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors - - Certain Relationships and Related Transactions" of the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

     The information called for by this item is incorporated herein by reference to the section entitled "Ratification of Appointment of Accountants" in the Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS
----------------------------------------

     (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

          1.   The  consolidated   statements  of  financial  condition  of  IBT
               Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2004, together with the related notes and the independent auditors' report of Edwards Sauer & Owens, P.C., independent registered public accounting firm.

          2.   Schedules omitted as they are not applicable.

          3.   Exhibits

                3(i)   Articles of Incorporation of IBT Bancorp, Inc.*
                3(ii)  Amended  Bylaws of IBT  Bancorp,  Inc.**
                4.1    Rights  Agreement,  dated as of November 18, 2003 by and between IBT Bancorp, Inc.
                       and Registrar and Transfer Company*****
               10 +    Change In Control Severance Agreement with Charles G. Urtin***
               10.1 +   Deferred Compensation Plan For Bank Directors***
               10.2 +   Death Benefit Only Deferred Compensation Plan For Bank Directors
                        effective as of January 1, 1990***
               10.3 +   Retirement and Death Benefit Deferred Compensation Plan For Bank
                        Directors effective as of January 1, 1990***
               10.4 +   2000 Stock Option Plan****
               10.5 +   Irwin Bank & Trust Company Supplemental Pension Plan
               13       Portions of the 2004 Annual Report to Shareholders
               21       Subsidiaries
               23       Consent of Edwards, Sauer & Owens, P.C.
               31.1     Rule 13a-14(a) Certification of Chief Executive Officer
               31.2     Rule 13a-14(a) Certification of Chief Financial Officer
               32       Section 1350 Certification
         _________________________
         +        Management contract or compensatory plan or arrangement.
         *        Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10
                  (File No. 0-25903) filed April 29, 1999.
         **       Incorporated by reference to the identically numbered exhibits of the Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
         ***      Incorporated by reference from the Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
         ****     Incorporated  by  reference  to  the  Form  S-8   Registration
                  Statement (File No.  333-40398) filed with the SEC on June 29,
                  2000.
         *****    Incorporated  by  reference  to  Amendment  No.  1 to Form 8-A
                  Registration Statement (File No. 001-31655) filed with the SEC on November 20, 2003.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 16, 2005.

                                       IBT BANCORP, INC.


                                       By:  /s/ Charles G. Urtin
                                            ------------------------------------
                                            Charles G. Urtin, President and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below as of March 16, 2005 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Charles G. Urtin                               /s/ Thomas E. Deger
-----------------------------------------------    -----------------------------
Charles G. Urtin, President, Chief Executive       Thomas E. Deger
Officer, and Director                              Director
(Principal Executive Officer)


/s/ Richard L. Ryan                                /s/ John N. Brenzia
-----------------------------------------------    -----------------------------
Richard L. Ryan                                    John N. Brenzia
Director                                           Director


/s/ Charles W. Hengenroeder                        /s/ Robert C. Whisner
-----------------------------------------------    -----------------------------
Charles W. Hengenroeder                            Robert C. Whisner
Director                                           Director


/s/ Grant J. Shevchik                              /s/ Robert Rebich, Jr.
-----------------------------------------------    -----------------------------
Grant J. Shevchik                                  Robert Rebich, Jr.
Director                                           Director


/s/ Raymond G. Suchta                              /s/ Richard J. Hoffman
-----------------------------------------------    -----------------------------
Raymond G. Suchta                                  Richard J. Hoffman
Senior Vice President and Chief Financial Officer  Director
(Principal Financial and Accounting Officer)