Form 10-Q
period 2005-03-31
IBT BANCORP INC
filed 2005-05-10
CIK 801122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                           Commission File No. 1-31655

                                IBT BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          PENNSYLVANIA                                 25-1532164
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

309 MAIN STREET, IRWIN, PENNSYLVANIA                             15642
----------------------------------------                      ----------
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

Number of shares of Common Stock outstanding as of May 09, 2005:    2,955,455

                                IBT BANCORP, INC.

                                    CONTENTS
                                    --------

                                                                                                              Pages
                                                                                                              -----
PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements...........................................................................   1

                Consolidated balance sheets (unaudited) at March 31, 2005
                and December 31, 2004...........................................................................  1

                Consolidated statements of income (unaudited) for the three months ended March 31, 2005 and 2004 ..................................................................  2

                Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2005 and 2004...................................................................  3

                Notes to consolidated financial statements......................................................  4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................  5

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................  10

     Item 4.    Controls and Procedures......................................................................... 10

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings..............................................................................  11

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....................................  11

     Item 3.    Defaults upon Senior Securities................................................................  11

     Item 4.    Submission of Matters to a Vote of Security-Holders............................................  11

     Item 5.    Other Information..............................................................................  11

     Item 6.    Exhibits.......................................................................................  11

Signatures.....................................................................................................  13

CONSOLIDATED BALANCE SHEETS
IBT BANCORP, INC. AND SUBSIDIARY

                                                     MARCH 31, 2005   DECEMBER  31, 2004
                                                     -------------    ------------------
                                                     (UNAUDITED)         (UNAUDITED)
 ASSETS
       Cash and due from banks                       $  15,688,522    $  14,641,942
       Interest-bearing deposits in banks                  304,641          515,229
       Federal funds sold                               10,300,000        1,030,000
       Certificates of deposit                             100,000          100,000
       Securities available for sale                   190,928,995      191,208,214
       Federal Home Loan Bank stock, at cost             5,289,400        5,682,700
       Loans, net                                      429,307,914      436,548,276
       Premises and equipment, net                       6,085,951        6,232,280
       Other assets                                     19,715,355       19,898,464
                                                     -------------    -------------

TOTAL ASSETS                                         $ 677,720,778    $ 675,857,105
                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
       Deposits
           Non-interest bearing                      $  81,525,442    $  87,248,485
           Interest-bearing                            441,783,170      438,968,463
                                                     -------------    -------------

           Total deposits                              523,308,612      526,216,948

       Repurchase agreements                            19,530,181       15,157,257
       Accrued interest and other liabilities            5,452,819        4,374,824
       FHLB advances                                    69,866,126       70,265,314
                                                     -------------    -------------

       Total liabilities                               618,157,738      616,014,343

STOCKHOLDERS' EQUITY
       Capital stock, par value $1.25 per share,
          50,000,000 shares  authorized, 3,023,799
          shares issued, 2,955,455 shares
          outstanding at March 31, 2005 and
          December 31, 2004                              3,779,749        3,779,749
       Surplus                                           1,417,755        1,417,755
       Retained earnings                                56,754,552       55,789,915
       Accumulated other comprehensive income              (39,615)       1,204,744
                                                     -------------    -------------

                                                        61,912,441       62,192,163
       Less:  Treasury stock, at cost                   (2,349,401)      (2,349,401)
                                                     -------------    -------------

       Total stockholders' equity                       59,563,040       59,842,762
                                                     -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 677,720,778    $ 675,857,105
                                                     =============    =============

           The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
IBT BANCORP, INC. AND SUBSIDIARY

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ---------------------------
                                                          2005           2004
                                                       ----------     ----------
                                                              (UNAUDITED)
INTEREST INCOME
      Loans, including fees                            $6,724,232     $6,590,525
      Investment securities                             2,005,579      1,719,582
      Federal funds sold                                    8,220            457
                                                       ----------     ----------

      Total interest income                             8,738,031      8,310,564

INTEREST EXPENSE
      Deposits                                          2,317,160      2,111,083
      FHLB advances                                       729,507        693,020
      Repurchase agreements                                64,946         20,551
      Federal funds purchased                              15,011         27,690
                                                       ----------     ----------

      Total interest expense                            3,126,624      2,852,344
                                                       ----------     ----------

NET INTEREST INCOME                                     5,611,407      5,458,220

PROVISION FOR LOAN LOSSES                                 300,000        125,000
                                                       ----------     ----------
NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                   5,311,407      5,333,220

OTHER INCOME
      Service fees                                        848,221        550,802
      Investment security gains                            81,111        184,233
      Debit card fees                                     175,075        128,803
      Other income                                        520,263        484,217
                                                       ----------     ----------

      Total other income                                1,624,670      1,348,055

OTHER EXPENSES
      Salaries                                          1,407,008      1,329,624
      Pension and other employee benefits                 471,504        468,851
      Occupancy expense                                   433,749        442,438
      Data processing expense                             236,007        220,187
      Pennsylvania shares tax                             131,643        125,430
      Advertising expense                                  59,574         78,565
      Other expenses                                      970,676        984,742
                                                       ----------     ----------
        Total other expenses                            3,710,161      3,649,837
                                                       ----------     ----------
INCOME BEFORE INCOME TAXES                              3,225,916      3,031,438

PROVISION FOR INCOME TAXES                                901,770        678,843
                                                       ----------     ----------
NET INCOME                                             $2,324,146     $2,352,595
                                                       ==========     ==========

BASIC EARNINGS PER SHARE                               $     0.79     $     0.79
                                                       ==========     ==========
DILUTED EARNINGS PER SHARE                             $     0.78     $     0.78
                                                       ==========     ==========

DIVIDENDS PER SHARE                                    $     0.46     $     0.40
                                                       ==========     ==========

     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
IBT BANCORP, INC. AND SUBSIDIARY

                                                             THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                2005            2004
                                                            ------------    ------------
                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                            $  2,324,146    $  2,352,595
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                           244,548         252,429
          Increase in cash surrender value of insurance         (107,515)       (112,918)
          Net amortization/accretion of
            premiums and discounts                               277,780         271,736
          Investment security gains                              (81,111)       (184,233)
          Provision for loan losses                              300,000         125,000
          Increase (decrease) in cash due
            to changes in assets and liabilities:
              Other assets                                       290,624         350,551
              Accrued interest and other liabilities           1,719,028         651,080
                                                            ------------    ------------
      NET CASH FROM OPERATING ACTIVITIES                       4,917,500       3,706,240

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales of securities
        available for sale                                            --      23,150,373
      Proceeds from maturities of securities
        available for sale                                    12,892,904       9,579,468
      Purchase of securities available for sale              (14,645,746)    (43,150,969)
      Net decrease (increase) in loans made to customers       6,940,362      (3,442,925)
      Purchases of premises and equipment                        (98,219)        (58,106)
      Proceeds from sales of Federal Home Loan Bank stock      2,022,300       1,141,900
      Purchase of Federal Home Loan Bank stock                (1,629,000)     (1,791,800)
                                                            ------------    ------------
      NET CASH FROM (USED BY) INVESTING ACTIVITIES             5,482,601     (14,572,059)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net decrease in deposits                                (2,908,336)     (2,112,223)
      Net increase in securities sold
        under repurchase agreements                            4,372,924       4,275,994
      Dividends paid                                          (1,359,509)     (1,191,062)
      Proceeds from FHLB advances                                     --       8,000,000
      Repayment of FHLB advances                                (399,188)       (191,880)
      Federal funds purchased                                         --       2,300,000
      Exercised stock options                                         --        (290,495)
                                                            ------------    ------------

      NET CASH (USED BY) FROM FINANCING ACTIVITIES              (294,109)     10,790,334
                                                            ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       10,105,992         (75,485)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              16,187,171      15,828,695
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 26,293,163    $ 15,753,210
                                                            ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

PERIOD ENDED MARCH 31, 2005


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2004.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 2,955,455 for the three months ended March 31, 2005 and 2,977,655 for the three months ended March 31, 2004.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2005 and 2004 was $1,079,787 and $3,178,848, respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                           MARCH 31, 2005
                                    ----------------------------------------------------------------
                                                         GROSS           GROSS
                                       AMORTIZED       UNREALIZED      UNREALIZED        MARKET
                                         COST            GAINS           LOSSES           VALUE
                                    -------------   -------------    -------------    -------------
Obligations of
   U.S. Government Agencies         $  72,918,391   $      88,005    $    (778,741)   $  72,227,655
Obligations of State and
   political sub-divisions             47,990,970       1,467,826         (378,841)      49,079,955
Mortgage-backed securities             61,999,881         261,679       (1,245,820)      61,015,740
Other securities                          192,097            --               --            192,097
Equity securities                       7,887,680         537,902          (12,034)       8,413,548
                                    -------------   -------------    -------------    -------------

                                    $ 190,989,019   $   2,355,412    $  (2,415,436)   $ 190,928,995
                                    =============   =============    =============    =============

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipate", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which include changes in interest rates, risks associated with the effect of opening new branches, the ability to control costs and expenses, and general economic conditions. IBT Bancorp, Inc. undertakes no obligation to update those forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

     IBT Bancorp, Inc. is a bank holding company headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking services through its wholly owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company"). The Company's stock is traded on the American Stock Exchange under the symbol IRW.

FINANCIAL CONDITION

     At March 31, 2005 total assets increased $1.8 million to $677.7 million from $675.9 million at December 31, 2004. Asset growth was primarily due an increase of $9.3 million in federal funds sold offset by a $7.2 million decrease in net loans.

     At March 31,2005, securities available for sale decreased $300,000 to $190.9 million from $191.2 million at December 31, 2004. This change was primarily due to the portfolio's U.S. Government agencies and obligations of state and political sub-divisions, which posted net increases of $1.1 million and $2.6 million, respectively offset by a net decrease in mortgaged-backed securities of $4.0 million.

     Net loans decreased $7.2 million to $429.3 million at March 31, 2005 from $436.5 million at December 31, 2004. The net decreases were primarily in real estate secured mortgage and commercial loans, which dropped $5.0 million and $2.5 million, respectively. This decrease is primarily due to loan pay-offs from two large commercial borrowers.

     At March 31, 2005, total liabilities increased $2.2 million to $618.2 million from $616.0 million at December 31, 2004. This increase was primarily the result of increases in repurchase agreements and interest-bearing deposits of $4.3 million and $2.8 million, respectively offset by a $5.7 million decrease in non-interest bearing deposits.

     Repurchase agreements increased to $19.5 million at March 31, 2005, from $15.2 million at December 31, 2004. The Company offers its corporate customers sweep accounts where unused deposit balances are swept into an overnight repurchase agreement yielding market rates.

     Interest-bearing deposits increased to $441.8 million at March 31, 2005, from $439.0 million at December 31, 2004. The increase of $2.8 million was primarily due to a $10.6 million increase in money market accounts offset by an $8.0 million decrease in certificate of deposit accounts. Money market increases are attributed to the offering of a new money market account. The interest rate paid and the services bundled into this deposit product have impacted its growth.

     Non-interest bearing deposit accounts decreased to $81.5 million at March 31, 2005, from $87.2 million at December 31, 2004. The decrease of $5.7 million is attributed to normal fluctuations which arise due to the timing of month-end pension and social security deposits.

     At March 31, 2005 total stockholders' equity decreased $200,000 to $59.6 million from $59.8 million at December 31, 2004. The decrease was primarily due to dividends paid of $1.4 million and a decrease in accumulated other comprehensive income (net of deferred income taxes) of $1.2 million offset by net income of $2.3 million. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gains/losses on securities available for sale. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

     NET INCOME. Net income for the three months ended March 31, 2005 decreased $29,000, or 1.2%, to $2,324,000, or $.78 per diluted earnings per share from $2,353,000, or $.78 per diluted earnings per share, for the comparable three month period in 2004. The decrease for the three months ended March 31, 2005 was primarily the result of increases in the loan loss provision, other expenses and income tax expense offset by increases in net interest income and other income.

     INTEREST INCOME. Interest income for the three months ended March 31, 2005 increased $427,000 to $8,738,000 from $8,311,000 for the comparable three month period in 2004. The average balance of interest earning assets increased $33.9 million for the three months ended March 31, 2005, to $634.9 million from $601.0 million for the comparable period in 2004, the yield on these assets decreased 3 basis points to 5.50%, for the three months ended March 31, 2005 from 5.53% for the comparable period in 2004. The on-going low interest rate environment continues to put negative pressure on interest earning assets. See "Average Balance Sheet and Rate/Volume Analysis"

     INTEREST EXPENSE. Interest expense for the three months ended March 31, 2005 increased $275,000 to $3,127,000 from $2,852,000 for the comparable period in 2004. The change in interest expense was primarily attributed to an increase of $34.9 million in the average balance of interest-bearing liabilities and a 6 basis point increase in the average cost of funds to 2.37% for the three months ended March 31, 2005 from 2.31% for the comparable period in 2004. See "Average Balance Sheet and Rate/Volume Analysis"

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                              Three Months Ended March 31,                    Three Months Ended March 31,
                                                            2005                                          2004
                                        -----------------------------------------      ----------------------------------------
                                                                         Average                                       Average
                                        Average Balance    Interest    Yield/Cost      Average Balance    Interest   Yield/Cost
                                        -----------------------------------------      ----------------------------------------
                                              (Dollars In Thousands)                       (Dollars In Thousands)

Interest-earning assets:
   Loans receivable    (1)               $     436,054   $      6,724       6.17%     $     421,939   $      6,590      6.25%
   Investment securities available for
      sale (2)                                 197,348          2,006       4.07%           179,003          1,720      3.84%
   Other interest-earning assets (3)             1,533              8       2.14%                32              -      5.74%
                                         -------------   ------------     ------      -------------   ------------    ------
     Total interest earning assets       $     634,935   $      8,738       5.50%     $     600,974   $      8,310      5.53%

Non-interest earning assets                     38,766                                       32,688
                                         -------------                                -------------
     Total assets                        $     673,701                                $     633,662
                                         =============                                =============

Interest-bearing liabilities:
   Money market accounts                 $      62,194   $        214       1.37%     $      56,499   $        118      0.84%
   Certificates of Deposit                     249,222          1,932       3.10%           239,120          1,857      3.11%
   Other liabilities                           216,452            981       1.81%           197,411            877      1.78%
                                         -------------   ------------     ------      -------------   ------------    ------
     Total interest-bearing liabilities  $     527,868   $      3,127       2.37%     $     493,030   $      2,852      2.31%
                                                         ------------     ------                      ------------    ------
Non-interest-bearing liabilities                85,493                                       80,675
                                         -------------                                -------------
    Total liabilities                    $     613,361                                $     573,705
Stockholders' equity (4)                        60,340                                       59,957
                                         -------------                                -------------
     Total liabilities and stockholders'
        equity                           $     673,701                                $     633,662
                                         =============                                =============
Net interest income                                      $      5,611                                 $      5,458
                                                         ============                                 ============
Interest rate spread (5)                                                    3.13%                                       3.22%
                                                                          ======                                      ======
Net interest margin (6)                                                     3.54%                                       3.63%
                                                                          ======                                      ======
Ratio of average interest-earning
   assets to average interest-bearning
   liabilities                                                            120.28%                                     121.89%
                                                                          ======                                      ======

(1)  Average  balances include  non-accrual  loans, and are net of deferred loan fees.
(2) Includes investment securities, interest-bearing deposits in other financial institutions and FHLB stock.
(3)  Consists of federal funds sold.
(4) Includes net deferred income taxes in excess of deferred tax benefits on AFS securities (SFAS 115), stock options (SFAS 123/148) and deferred fees (SFAS 109).
(5)  Includes  FHLB  advances  and  Federal  funds  purchased,   and  repurchase
     agreements.

(6) Includes capital stock, surplus and unrealized holding gains on SFAS 115 AFS securities.
(7) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8) Net interest margin represents net interest income as a percentage of average interest earning assets.

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

                                          Three Month Period ended March 31,
                                                       2005 vs. 2004
                                    -------------------------------------------
                                                    Increase (Decrease)
                                                          Due to
                                    -------------------------------------------
                                    Volume                 Rate             Net
                                    ------                 ----             ---
                                                  (Dollars In Thousands)
Interest income:
   Loans receivable                  $220                 $(87)           $133
   Investment securities available
     for sale                         176                  110             286
   Other interest earning assets       21                  (13)              8
                                     ------------------------------------------
     Total interest-earning assets   $417                 $ 10            $427
                                     ------------------------------------------

Interest expense:
   Money market accounts             $ 12                 $ 83            $ 95
   Certificates of deposit             78                   (3)             75
   Other liabilities                   85                   19             104
                                     ------------------------------------------
     Total interest-bearing
       liabilities                   $175                 $ 99            $274
                                     ------------------------------------------

Net change in net interest income    $242                 $(89)           $153
                                     ===========================================

         PROVISION FOR LOAN LOSSES. For the three months ended March 31, 2005 the provision for loan losses was $300,000 compared to $125,000 for the comparable 2004 period. Losses on several large loans during the last quarter of 2004 and the annual adjustment to the historical loss factors, which are used to determine the level of provision needed, contributed to increased loan loss provision in 2005.

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

     OTHER INCOME. Total other income for the three months ended March 31, 2005 increased $277,000 to $1,625,000 from $1,348,000 for the comparable three month period in 2004. The increase in other income for the three months ended March 31, 2005 was primarily due to increases in service fees and debit card fees collected of $297,000 and $46,000, respectively offset by a decrease in security gains of $103,000 from the comparable period in 2004. A growing deposit base supported the increased fees collected. The change in security gains was due to the sale of select securities in 2004, that were expected to be called, taking advantage of the steep yield curve and reducing maturity concentrations.

     OTHER EXPENSE. Total other expense for the three month period ended March 31, 2005 increased $60,000 to $3,710,000 from $3,650,000 for the comparable three month period in 2004. Salaries and data processing costs increased $77,000 and $16,000, respectively at March 31, 2005 from the comparable period in 2004 due to annual salary increases and third party processing cost increases. Such increases were offset by a decrease in advertising and other expenses of $19,000 and $14,000, respectively, for the comparable periods. The balance of the increase is due to normal increases in the cost of doing business.

     PROVISION FOR INCOME TAXES. Income taxes increased to $902,000 for the three month period ended March 31, 2005 from $678,000 for the comparable quarter in 2004 as a result of increases in taxable income due to a decrease in deductions available for income taxes for exercised stock options and an increase in the provision for loan losses. Due to these factors, the effective tax rate increased to 28% for the first quarter of 2005 from 22% for the comparable quarter in 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no significant changes for the three months ended March 31, 2005 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2004.

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

ITEM 5.  OTHER INFORMATION

          Not applicable

ITEM 6.  EXHIBITS

     The following exhibits are either filed with or incorporated by reference in this Quarterly Report on Form 10-Q:

     3(i)    Articles of Incorporation of IBT Bancorp, Inc.*
     3(ii)   Amended Bylaws of IBT Bancorp, Inc.**
     4       Rights  Agreement,  dated as of November 18, 2003,  by and between IBT Bancorp,  Inc. and Registrar and Transfer
               Company, as Rights Agent.***
     10      Change In Control Severance Agreement with Charles G. Urtin ****
     10.1    Deferred Compensation Plan For Bank Directors****
     10.2 Death Benefit Only Deferred Compensation Plan For Bank Directors effective as of January 1, 1990****
     10.3 Retirement and Death Benefit Deferred Compensation Plan For Bank Directors effective as of January 1, 1990****
     10.4    2000 Stock Option Plan*****
     10.5    Irwin Bank & Trust Company Supplemental Pension Plan ******
     31.1    Rule 13a-14(a) Certification of Chief Executive Officer
     31.2    Rule 13a-14(a) Certification of Chief Financial Officer
     32      Section 1350 Certification
-------------------------

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

***** Incorporated by reference to Exhibit 4.1 the Registrant's Registration Statement on Form S-8 (File No. 333-40398) filed June 29, 2000.

****** Incorporated by reference to identically numbered exhibit to Registrant's
       Annual Report on Form 10-K for fiscal year ended December 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IBT BANCORP, INC.


Date:    May 10, 2005           By: /s/ Charles G. Urtin
                                    --------------------------------------------
                                    Charles G. Urtin
                                    President, Chief Executive Officer
                                    (Duly authorized officer)



Date:    May 10, 2005           By: /s/ Raymond G. Suchta
                                    --------------------------------------------
                                    Raymond G. Suchta
                                    Chief Financial Officer
                                    (Principal Financial Officer)