Form 10-Q
period 2005-06-30
IBT BANCORP INC
filed 2005-08-08
CIK 801122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005
                                    -------------
                                       OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Number of shares of Common Stock outstanding as of July 28, 2005:  2,955,455

                                IBT BANCORP, INC.

                                    CONTENTS

                                                                           Pages
                                                                           -----

PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements........................................  1

                Consolidated balance sheets at June 30, 2005
                (unaudited) and December 31, 2004............................  1

                Consolidated statements of income (unaudited) for the
                three and six months ended June 30, 2005 and 2004 ...........  2

                Consolidated statements of cash flows (unaudited)
                for the six months ended June 30, 2005 and 2004..............  3

                Notes to consolidated financial statements...................  4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................  5

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk... 12

     Item 4.    Controls and Procedures...................................... 12

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings............................................ 13

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.. 13

     Item 3.    Defaults upon Senior Securities.............................. 13

     Item 4.    Submission of Matters to a Vote of Security-Holders.......... 13

     Item 5.    Other Information............................................ 14

     Item 6.    Exhibits..................................................... 14

Signatures................................................................... 15

CONSOLIDATED BALANCE SHEETS
IBT BANCORP, INC. AND SUBSIDIARY

                                                      JUNE 30, 2005   DECEMBER  31, 2004
                                                       (UNAUDITED)      (UNAUDITED)
                                                      -------------    -------------
 ASSETS
       Cash and due from banks                       $  16,629,105    $  14,641,942
       Interest-bearing deposits in banks                  151,208          515,229
       Federal funds sold                                     --          1,030,000
       Certificates of deposit                             100,000          100,000
       Securities available for sale                   206,080,120      191,208,214
       Federal Home Loan Bank stock, at cost             5,093,600        5,682,700
       Loans, net                                      428,134,513      436,548,276
       Premises and equipment, net                       6,016,279        6,232,280
       Other assets                                     18,974,536       19,898,464
                                                     -------------    -------------

TOTAL ASSETS                                         $ 681,179,361    $ 675,857,105
                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
       Deposits
           Non-interest bearing                      $  80,167,267    $  87,248,485
           Interest-bearing                            437,021,095      438,968,463
                                                     -------------    -------------

           Total deposits                              517,188,362      526,216,948

       Repurchase agreements                            24,623,870       15,157,257
       Accrued interest and other liabilities            3,821,419        4,374,824
       Federal funds purchased                           4,612,000             --
       FHLB advances                                    69,598,395       70,265,314
                                                     -------------    -------------

       Total liabilities                               619,844,046      616,014,343

STOCKHOLDERS' EQUITY
       Capital stock, par value $1.25 per share,
          50,000,000 shares  authorized, 3,023,799
          shares issued, 2,955,455 shares
          outstanding at June 30, 2005 and
          December 31, 2004                              3,779,749        3,779,749
       Surplus                                           1,279,562        1,417,755
       Retained earnings                                57,720,887       55,789,915
       Accumulated other comprehensive income              904,518        1,204,744
                                                     -------------    -------------

                                                        63,684,716       62,192,163
       Less:  Treasury stock, at cost                   (2,349,401)      (2,349,401)
                                                     -------------    -------------

       Total stockholders' equity                       61,335,315       59,842,762
                                                     -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 681,179,361    $ 675,857,105
                                                     =============    =============

           The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
IBT BANCORP, INC. AND SUBSIDIARY

                                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                             ---------------------------        -------------------------
                                                  2005          2004              2005          2004
                                              -----------   -----------        -----------   -----------
                                              (UNAUDITED)   (UNAUDITED)        (UNAUDITED)   (UNAUDITED)
                                              -----------   -----------        -----------   -----------
INTEREST INCOME
      Loans, including fees                   $ 6,680,995   $ 6,544,889        $13,405,227   $13,135,413
      Investment securities                     2,098,145     1,826,977          4,103,724     3,546,561
      Federal funds sold                           35,204           152             43,424           609
                                              -----------   -----------        -----------   -----------
      Total interest income                     8,814,344     8,372,018         17,552,375    16,682,583

INTEREST EXPENSE
      Deposits                                  2,419,635     2,123,261          4,736,796     4,234,344
      FHLB advances                               734,406       705,534          1,463,913     1,398,554
      Repurchase agreements                       122,339        25,489            187,285        46,040
      Federal funds purchased                       4,046        23,604             19,056        51,294
                                              -----------   -----------        -----------   -----------
      Total interest expense                    3,280,426     2,877,888          6,407,050     5,730,232
                                              -----------   -----------        -----------   -----------
NET INTEREST INCOME                             5,533,918     5,494,130         11,145,325    10,952,351

PROVISION FOR LOAN LOSSES                         300,000       125,000            600,000       250,000
                                              -----------   -----------        -----------   -----------
NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                           5,233,918     5,369,130         10,545,325    10,702,351

OTHER INCOME
      Service fees                                902,136       608,912          1,750,357     1,159,714
      Investment security gains                    39,633        65,607            120,744       249,840
      Debit card fees                             200,645       180,798            375,720       309,601
      Other income                                635,207       481,623          1,155,470       965,841
                                              -----------   -----------        -----------   -----------
      Total other income                        1,777,621     1,336,940          3,402,291     2,684,996

OTHER EXPENSES
      Salaries                                  1,661,772     1,550,648          3,068,779     2,880,273
      Pension and other employee benefits         429,653       468,027            901,157       936,878
      Occupancy expense                           436,457       426,896            870,206       869,335
      Data processing expense                     241,722       222,845            477,729       443,033
      Pennsylvania shares tax                     142,928       123,791            274,571       249,220
      Advertising expense                         101,600        71,567            161,175       145,957
      Other expenses                            1,049,879     1,003,844          2,020,555     1,992,761
                                              -----------   -----------        -----------   -----------
      Total other expenses                      4,064,011     3,867,618          7,774,172     7,517,457
                                              -----------   -----------        -----------   -----------

INCOME BEFORE INCOME TAXES                      2,947,528     2,838,452          6,173,444     5,869,890

PROVISION FOR INCOME TAXES                        621,685       750,216          1,523,455     1,429,059
                                              -----------   -----------        -----------   -----------

NET INCOME                                    $ 2,325,843   $ 2,088,236        $ 4,649,989   $ 4,440,831
                                              ===========   ===========        ===========   ===========

BASIC EARNINGS PER SHARE                      $      0.79   $      0.70        $      1.58   $      1.49
                                              ===========   ===========        ===========   ===========

DILUTED EARNINGS PER SHARE                    $      0.78   $      0.69        $      1.56   $      1.47
                                              ===========   ===========        ===========   ===========

DIVIDENDS PER SHARE                           $      0.46   $      0.40        $      0.92   $      0.80
                                              ===========   ===========        ===========   ===========

         The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
IBT BANCORP, INC. AND SUBSIDIARY

                                                              SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------
                                                                 2005            2004
                                                            ------------    ------------
                                                             (UNAUDITED)      (UNAUDITED)
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                            $  4,649,989    $  4,440,831
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                           489,096         504,858
          Increase in cash surrender value of insurance         (209,714)       (221,142)
          Net amortization/accretion of
            premiums and discounts                               441,694         519,229
          Investment security gains                             (120,744)       (249,840)
          Provision for loan losses                              600,000         250,000
          Increase (decrease) in cash due
            to changes in assets and liabilities:
              Other assets                                     1,160,272         304,602
              Accrued interest and other liabilities            (398,746)        418,145
                                                            ------------    ------------
      NET CASH FROM OPERATING ACTIVITIES                       6,611,847       5,966,683

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificates of deposit                       (100,000)       (100,000)
      Proceeds from maturity of certificates
        of deposit                                               100,000         100,000
      Proceeds from sales of securities
        available for sale                                            --      23,266,581
      Proceeds from maturities of securities
        available for sale                                    16,156,449      14,818,358
      Purchase of securities available for sale              (31,804,190)    (55,448,853)
      Net repayments from (loans to) customers                 7,787,133     (13,590,945)
      Purchases of premises and equipment                       (273,095)       (184,456)
      Proceeds from sales of Federal Home Loan Bank stock      2,916,500       2,407,400
      Purchase of Federal Home Loan Bank stock                (2,327,400)     (3,120,900)
                                                            ------------    ------------
      NET CASH USED BY INVESTING ACTIVITIES                   (7,544,603)    (31,852,815)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net (decrease) increase in deposits                     (9,028,586)     20,237,971
      Net increase in securities sold
        under repurchase agreements                            9,466,613       3,634,689
      Dividends paid                                          (2,719,017)     (2,382,124)
      Proceeds from FHLB advances                                     --       8,000,000
      Repayment of FHLB advances                                (666,919)       (385,101)
      Federal funds purchased                                  4,612,000           7,000
      Exercised stock options                                   (138,193)       (302,128)
      Purchase of treasury stock                                      --        (772,917)
                                                            ------------    ------------
      NET CASH FROM FINANCING ACTIVITIES                       1,525,898      28,037,390
                                                            ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          593,142       2,151,258

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              16,187,171      15,828,695
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 16,780,313    $ 17,979,953
                                                            ============    ============

         The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

PERIOD ENDED JUNE 30, 2005


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2004.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 2,955,455 for the three and six months ended June 30, 2005 and 2,977,115 and 2,977,385 for the three and six months ended June 30, 2004.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 2005 and 2004 were $3,269,977 and ($1,585,523), respectively and for the six months ended June 30, 2005 and 2004 were $4,349,763 and $1,593,324, respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                     JUNE 30, 2005
                               ---------------------------------------------------------------
                                                  GROSS           GROSS
                                AMORTIZED       UNREALIZED       UNREALIZED        MARKET
                                   COST            GAINS           LOSSES          VALUE
                              -------------   -------------    -------------    -------------
Obligations of
   U.S. Government Agencies   $  84,870,344   $      92,407    $    (225,258)   $  84,737,493
Obligations of State and
   political sub-divisions       51,037,366       1,659,740         (258,289)      52,438,817
Mortgage-backed securities       60,843,937         266,842         (545,493)      60,565,286
Other securities                    193,201              --               (1)         193,200
Equity securities                 7,764,789         397,600          (17,065)       8,145,324
                              -------------   -------------    -------------    -------------
                              $ 204,709,637   $   2,416,589    $  (1,046,106)   $ 206,080,120
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

FINANCIAL CONDITION

         At June 30, 2005 total assets increased $5.3 million to $681.2 million from $675.9 million at December 31, 2004. Asset growth was primarily due to increases of $14.9 million in securities available for sale and a net increase of $600,000 in cash and cash equivalents offset by decreases in net loans of $8.4 million, other assets of $900,000, and Federal Home Loan Bank stock of $600,000.

         Securities available for sale reached $206.1 million, at June 30, 2005, from $191.2 million at December 31, 2004. This change is primarily attributed to a net increase is U.S. Government agencies and obligations of state and political sub-divisions of $13.6 million and $6.0 million, respectively, offset by a net decrease in mortgage-backed securities of $4.4 million.

         Net loans decreased $8.4 million to $428.1 million at June 30, 2005 from $436.5 million at December 31, 2004. The net decreases were primarily in real estate secured mortgage, lines of credit, and commercial loans, which dropped $6.1 million, $1.3 million, and $2.5 million, respectively, offset by an increase in consumer installment loans of $2.6 million. The decrease in real estate secured loans is attributed to loan pay-offs from two large commercial borrowers in the first quarter.

         At June 30, 2005, total liabilities increased $3.8 million to $619.8 million from $616.0 million at December 31, 2004. This increase was primarily due to an increase in repurchase agreements and federal funds purchased of $9.5 million and $4.6 million, respectively. Offsetting this increase was a decrease in total deposits and FHLB advances of $9.0 million and $700,000, respectively.

          Repurchase agreements increased to $24.6 million at June 30, 2005, from $15.2 million at December 31, 2004. This increase is attributed to new agreements with current deposit customers and customers with existing repurchase agreements maintaining higher balances. The Company offers its corporate customers sweep accounts where unused deposit balances are swept into an overnight repurchase agreement yielding market rates.

         Interest-bearing deposits decreased to $437.0 million at June 30, 2005, from $439.0 million at December 31, 2004. The decrease of $2.0 million was primarily due to a $11.2 million decrease in certificate of deposit accounts, which was attributed to expected deposit reductions of local municipalities and school districts. This decrease was partially offset by increases in money market and interest-bearing checking accounts of $3.7 million and $3.2 million, respectively. The growth in these accounts is attributed to new product offerings.

         Non-interest bearing deposit accounts decreased to $80.2 million at June 30, 2005, from $87.2 million at December 31, 2004. The decrease of $7.0 million is attributed to deposits being put into repurchase agreements and normal fluctuations, which arise due to the timing of month-end pension and social security deposits.

         At June 30, 2005 total stockholders' equity increased $1.5 million to $61.3 million from $59.8 million at December 31, 2004. The increase was primarily due to net income of $4.6 million offset by dividends paid of $2.8 million and a decrease in accumulated other comprehensive income (net of deferred income taxes) of $300,000. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gains/losses on securities available for sale. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note C to the consolidated financial statements.

RESULTS OF OPERATIONS

         NET INCOME. Net income for the three months ended June 30, 2005 increased $238,000, or 11.4%, to $2,326,000, or $.78 diluted earnings per share from $2,088,000, or $.69 diluted earnings per share, for the comparable three month period in 2004. Net income for the six months ended June 30, 2005 increased $209,000, or 4.7%, to $4,650,000, or $1.56 diluted earnings per share from $4,441,000, or $1.47 diluted earnings per share, for the comparable six month period in 2004. The increase for the three and six months ended June 30, 2005 was primarily the result of increases in net interest income and other income offset by an increase in the provision for loan loss and other expenses.

         INTEREST INCOME. Interest income for the three months ended June 30, 2005 increased $442,000 to $8,814,000 from $8,372,000 for the comparable three month period in 2004. The change in interest income was attributed to the increase in the average balance of interest earning assets of $17.8 million for the three months ended June 30, 2005, to $638.2 million from $620.4 million for the comparable period in 2004 coupled with the yield on these assets increasing 13 basis points for the three months ended June 30, 2005, to 5.52% from 5.39% for the comparable period in 2004. Interest income for the six months ended June 30, 2005 increased $869,000 to $17,552,000 from $16,683,000 for the comparable six month period in 2004. This change was supported by an increase in the average balance of interest earning assets which rose $25.8 million to $636.2 million for the six months ended June 30, 2005, from $610.4 for the comparable period in 2004. The yield on the interest earning assets increased

5 basis points to 5.52% for the six months ended June 30, 2005, from 5.47% for the comparable period in 2004. Although a flattening yield curve and rising short-term rates have continued to put pressure on net interest margins, the Company's asset yields have recently benefited from increases in the prime rate. See "Average Balance Sheet and Rate/Volume Analysis"

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2005 increased $402,000 to $3,280,000 from $2,878,000 for the comparable period in 2004. The change in interest expense was primarily attributed to an increase of $22.0 million in the average balance of interest-bearing liabilities to $530.4 million from $508.4 million and a 21 basis point increase in the average cost of funds to 2.47% for the three months ended June 30, 2005 from 2.26% for the comparable period in 2004. Interest expense for the six months ended June 30, 2005 increased $677,000 to $6,407,000 and the yield increased 13 basis points to 2.42% from 2.29% for the comparable period in 2004. See "Average Balance Sheet and Rate/Volume Analysis"

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                           Three Months Ended June 30,        Three Months Ended June 30,
                                           ---------------------------        ---------------------------
                                                    2005                                2004
                                           ---------------------------        ---------------------------
                                        Average                  Average    Average                 Average
                                        Balance   Interest     Yield/Cost   Balance   Interest    Yield/Cost
                                        -------   --------     ----------   -------   --------    ----------
                                             (Dollars In Thousands)             (Dollars In Thousands)
Interest-earning assets:
   Loans receivable    (1)             $ 433,151  $  6,681        6.17%    $ 429,003  $  6,545       6.10%
   Investment securities
     available for sale (2)              200,313     2,098        4.19%      191,366     1,827       3.82%
   Federal funds sold                      4,712        35        2.99%           63        --       0.96%
                                       ---------  --------      ------     ---------  --------     ------
     Total interest earning assets     $ 638,176  $  8,814        5.52%    $ 620,432  $  8,372       5.39%

Non-interest earning assets (3)           39,079                              34,207
                                       ---------                           ---------
     Total assets                      $ 677,255                           $ 654,639
                                       =========                           =========

Interest-bearing liabilities:
   Money market accounts               $  63,995  $    258        1.61%    $  58,003  $    121       0.83%
   Certificates of Deposit               243,864     1,977        3.24%      242,657     1,855       3.06%
   Other liabilities (4)                 222,631     1,045        1.88%      207,697       902       1.74%
                                       ---------  --------      ------     ---------  --------     ------
     Total interest-bearing
       liabilities                     $ 530,490  $  3,280        2.47%    $ 508,357  $  2,878       2.26%
                                                  --------      ------                --------     ------
Non-interest-bearing liabilities(3)       87,194                              84,628
                                       ---------                           ---------
    Total liabilities                  $ 617,684                           $ 592,985
Stockholders' equity (5)                  59,571                              61,654
                                       ---------                           ---------
     Total liabilities and
       stockholders' equity            $ 677,255                           $ 654,639
                                       =========                           =========
Net interest income                               $  5,534                            $  5,494
                                                  ========                            ========
Interest rate spread (6)                                          3.05%                              3.13%
                                                                ======                             ======
Net interest margin (7)                                           3.47%                              3.54%
                                                                ======                             ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                       120.30%                            122.05%
                                                                ======                             ======

---------------------------------------
(1)  Average  balances include  non-accrual  loans, and are net of deferred loan fees.
(2) Includes investment securities, interest-bearing deposits in other financial institutions and FHLB stock.
(3) Includes net deferred income taxes in excess of deferred tax benefits on AFS securities (SFAS 115), stock options (SFAS 123/148) and deferred fees (SFAS 109).
(4)  Includes  FHLB  advances  and  Federal  funds  purchased,   and  repurchase
     agreements.
(5) Includes capital stock, surplus and unrealized holding gains on SFAS 115 AFS securities.
(6) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income as a percentage of average interest earning assets.

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                            Six Months Ended June 30,        Six Months Ended June 30,
                                           ---------------------------        ---------------------------
                                                    2005                                2004
                                           ---------------------------        ---------------------------
                                        Average                  Average    Average                 Average
                                        Balance   Interest     Yield/Cost   Balance   Interest    Yield/Cost
                                        -------   --------     ----------   -------   --------    ----------
                                             (Dollars In Thousands)             (Dollars In Thousands)
Interest-earning assets:
   Loans receivable    (1)             $ 434,628  $ 13,405        6.17%    $ 425,543  $ 13,135       6.17%
   Investment securities
     available for sale (2)              198,489     4,104        4.13%      184,794     3,546       3.84%
   Federal funds sold                      3,127        43        2.78%           47         1       2.58%
                                       ---------  --------      ------     ---------  --------     ------
     Total interest earning assets     $ 636,244  $ 17,552        5.52%    $ 610,384  $ 16,682       5.47%

Non-interest earning assets (3)           41,035                              35,124
                                       ---------                           ---------
     Total assets                      $ 677,279                           $ 645,508
                                       =========                           =========

Interest-bearing liabilities:
   Money market accounts               $  63,099  $    471        1.49%    $  57,250  $    239       0.83%
   Certificates of Deposit               246,528     3,909        3.17%      240,896     3,712       3.08%
   Other liabilities (4)                 219,559     2,027        1.85%      202,558     1,779       1.76%
                                       ---------  --------      ------     ---------  --------     ------
     Total interest-bearing
       liabilities                     $ 529,186  $  6,407        2.42%    $ 500,704  $  5,730       2.29%
                                                  --------      ------                --------     ------
Non-interest-bearing liabilities(3)       86,759                              82,913
                                       ---------                           ---------
    Total liabilities                  $ 615,945                           $ 583,617
Stockholders' equity (5)                  61,334                              61,891
                                       ---------                           ---------
     Total liabilities and
       stockholders' equity            $ 677,279                           $ 645,508
                                       =========                           =========
Net interest income                               $ 11,145                            $ 10,952
                                                  ========                            ========
Interest rate spread (6)                                          3.10%                              3.18%
                                                                ======                             ======
Net interest margin (7)                                           3.50%                              3.59%
                                                                ======                             ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                       120.23%                            121.91%
                                                                ======                             ======

_________________
(1)  Average  balances include  non-accrual  loans, and are net of deferred loan fees.
(2) Includes investment securities, interest-bearing deposits in other financial institutions and FHLB stock.
(3) Includes net deferred income taxes in excess of deferred tax benefits on AFS securities (SFAS 115), stock options (SFAS 123/148) and deferred fees (SFAS 109).
(4)  Includes  FHLB  advances  and  Federal  funds  purchased,   and  repurchase
     agreements.
(5) Includes capital stock, surplus and unrealized holding gains on SFAS 115 AFS securities.
(6) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income as a percentage of average interest earning assets.

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

                                       Three Month Period ended June 30, 2005          Six Month Period ended June 30, 2005
                                       --------------------------------------          ------------------------------------
                                                   2005 vs. 2004                                  2005 vs. 2004
                                                   -------------                                 -------------
                                                Increase (Decrease)                               Increase (Decrease)
                                                     Due to                                            Due to
                                                     ------                                            ------
                                            Volume     Rate       Net                        Volume     Rate       Net
                                            ------     ----       ---                        ------     ----       ---
                                              (Dollars In Thousands)                           (Dollars In Thousands)
Interest income:
   Loans receivable                          $ 63     $  73      $136                       $  280   $   (10)    $  27
   Investment securities available
     for sale                                  85       186       271                          263       295        55
   Other interest-earning assets               --        35        35                           65       (23)        4
                                             ----     -----       ---                       ------   -------     -----
     Total interest-earning assets           $148     $ 294      $442                       $  608   $   262     $  87
                                             ====     =====      ====                       ======   =======     =====

Interest expense:
   Money market accounts                     $ 13     $ 124      $137                       $   25   $   207     $  23
   Certificates of deposit                      9       113       122                           87       110        19
   Other liabilities                           64        79       143                          149        99        24
                                             ----     -----      ----                       ------   -------     -----
  Total interest-bearing liabilities         $ 86     $ 316      $402                       $  261   $   416     $ (69)
                                             ====     =====      ====                       ======   =======     =====

Net change in net interest income            $ 62     $ (22)     $ 40                       $  347   $  (154)    $  19
                                             ====     =====      ====                       ======   =======     =====

         PROVISION FOR LOAN LOSSES. For the three and six months ended June 30, 2005 the provision for loan losses was $300,000 and $600,000, respectively, compared to $125,000 and $250,000 for the comparable 2004 periods. The methodology used to calculate the adequacy of the loan loss reserve indicated that an increase in the provision for loan losses would be prudent.

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

         Large groups of homogeneous loans, such as residential real estate, small commercial real estate loans and home equity and consumer loans are evaluated in the aggregate using historical loss factors and other data. The amount of loss reserve is calculated using historical loss rates, net of recoveries on a five year rolling weighted average, adjusted for environmental, and other qualitative factors such as industry, geographical, economic and political factors that can effect loss rates or loss measurements. Watch and classified loans are allocated additional reserves.

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

         OTHER INCOME. Total other income for the three months ended June 30, 2005 increased $441,000 to $1,778,000 from $1,337,000 for the comparable three month period in 2004. Total other income for the six months ended June 30, 2005 increased $717,000 to $3,402,000 from $2,685,000 for the comparable six month period in 2004. The increase in other income for the three and six months ended June 30, 2005 was primarily due to increases in service fees of $293,000 and $590,000, respectively, from the comparable period in 2004. This change was primarily due to increased fees collected on deposit accounts. A one-time gain recorded from the sale of property classified as other real estate, included in other income, of $231,000 was also recorded in the three months ended June 30, 2005. The increases for the three and six months ended June 30, 2005 were offset by decreases in security gains of $26,000 and $129,000, respectively, from the comparable period in 2004. The change in security gains was due to the sale of select securities in 2004, that were expected to be called, taking advantage of the steep yield curve and reducing maturity concentrations.

         OTHER EXPENSES. Total other expense for the three month period ended June 30, 2005 increased $196,000 to $4,064,000 from $3,868,000 for the comparable three month period in 2004. Total other expenses for the six month period ended June 30, 2005 increased $257,000 to $7,774,000 from $7,517,000.
Salaries costs increased $111,000 and $189,000 for the three and six month periods ended June 30, 2005, respectively, from the comparable period in 2004 due to merit increases and additions to staff. Pensions and other employee benefits expense decreased $38,000 and $36,000 for the three and six months ended June 30, 2005, respectively, due to one-time cost savings resulting from the transition to a new health insurance program. Increases in other expenses for the three and six months ended June 30, 2005 were due to bank growth and normal increases in the cost of doing business.

         PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the quarter ended June 30, 2005 was $622,000, a $128,000 decline from the prior year. The decrease in tax expense was due to a lower effective tax rate during the 2005 period, which is primarily attributed to an increase in tax-exempt interest income. The effective tax rates for the quarters ended June 30, 2005 and 2004 were 21.1% and 26.4%, respectively. For the six months ended June 30, 2005, the Company's provision for income taxes was $1.5 million compared to $1.4 million in the first half of 2004. The Company's effective tax rates for the six months ended June 30, 2005 and 2004 were 24.7% and 24.4%, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no  significant  changes for the three and six months  ended
June 30, 2005 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2004.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (a)  UNREGISTERED SALES OF EQUITY SECURITIES. Not Applicable

          (b)  USE OF PROCEEDS. Not Applicable

          (c)  ISSUER PURCHASES OF EQUITY SECURITIES. Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 19, 2005, the Company held its annual meeting of shareholders at which the following matters were voted on.

          (1)  Election of Directors

                   NOMINEE                           FOR               WITHHELD
                   -------                           ---               --------
               Thomas E. Deger                     2,364,549            26,551
               Charles W. Hergenroeder             2,329,064            62,036
               Richard L. Ryan                     2,365,013            26,087
               Robert C. Whisner                   2,342,982            48,118

          There were no abstentions or broker non-votes in the election of directors.

          (2)  Ratification of Auditors

                                                               BROKER
                  FOR          AGAINST         ABSTAIN        NON-VOTE
                  ---          -------         -------        --------
               2,323,649        57,124            -              -

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS

          The following exhibits are either filed with or incorporated by reference in this Quarterly Report on Form 10-Q:

               3(i)  Articles of Incorporation of IBT Bancorp, Inc.*
               3(ii) Amended Bylaws of IBT Bancorp, Inc.**
               4     Rights  Agreement,  dated as of November 18, 2003,  by and between IBT Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent.***
               10    Change In Control Severance Agreement with Charles G.
                        Urtin ****
               10.1  Deferred Compensation Plan For Bank Directors****
               10.2  Death Benefit Only Deferred Compensation Plan For Bank
                        Directors  effective  as of January 1, 1990****
               10.3  Retirement and Death Benefit Deferred Compensation Plan For
                        Bank Directors effective as of January 1, 1990****
               10.4  2000 Stock Option Plan*****
               10.5  Irwin Bank & Trust Company Supplemental Pension Plan ******
               31.1  Rule 13a-14(a) Certification of Chief Executive Officer
               31.2  Rule 13a-14(a) Certification of Chief Financial Officer
               32    Section 1350 Certification
               _________________________
               *      Incorporated  by reference to  the  identically   numbered
                      exhibits of the Registrant's Form 10 (File No. 0-25903) filed April 29, 1999.

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


                                     IBT BANCORP, INC.


Date:    August 8, 2005              By: /s/ Charles G. Urtin
                                         ---------------------------------------
                                         Charles G. Urtin
                                         President, Chief Executive Officer
                                         (Duly authorized officer)


Date:    August 8, 2005              By: /s/ Raymond G. Suchta
                                         ---------------------------------------
                                         Raymond G. Suchta
                                         Chief Financial Officer
                                         (Principal Financial Officer)


15