Form 10-Q
period 2005-09-30
IBT BANCORP INC
filed 2005-11-08
CIK 801122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                           Commission File No. 1-31655

                                IBT BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          PENNSYLVANIA                                25-1532164
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


309 MAIN STREET, IRWIN, PENNSYLVANIA                                    15642
----------------------------------------                             -----------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X]  No

Number of shares of Common Stock outstanding as of November 2, 2005: 2,955,455

                                IBT BANCORP, INC.

                                    CONTENTS
                                    --------

                                                                                                              Pages
                                                                                                              -----
PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements...........................................................................   1

                Consolidated balance sheets at September 30, 2005
                (unaudited) and December 31, 2004..............................................................   1

                Consolidated statements of income (unaudited) for the three and nine months
                ended September 30, 2005 and 2004 .............................................................   2

                Consolidated statements of cash flows (unaudited) for the nine months
                ended September 30, 2005 and 2004..............................................................   3

                Notes to consolidated financial statements.....................................................   4


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................................   5

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................  12

     Item 4.    Controls and Procedures........................................................................  12

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings..............................................................................  13

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....................................  13

     Item 3.    Defaults upon Senior Securities................................................................  13

     Item 4.    Submission of Matters to a Vote of Security-Holders............................................  13

     Item 5.    Other Information..............................................................................  14

     Item 6.    Exhibits.......................................................................................  14

Signatures.....................................................................................................  15


CONSOLIDATED BALANCE SHEETS
IBT BANCORP, INC. AND SUBSIDIARY

                                                     SEPTEMBER 30,    DECEMBER  31,
                                                         2005              2004
                                                     -------------    -------------
                                                       (UNAUDITED)     (UNAUDITED)
 ASSETS
       Cash and due from banks                       $  20,899,656    $  14,641,942
       Interest-bearing deposits in banks                  362,672          515,229
       Federal funds sold                                7,850,000        1,030,000
       Certificates of deposit                             100,000          100,000
       Securities available for sale                   200,284,720      191,208,214
       Federal Home Loan Bank stock, at cost             4,913,600        5,682,700
       Loans, net                                      435,889,699      436,548,276
       Premises and equipment, net                       5,792,600        6,232,280
       Other assets                                     18,549,698       19,898,464
                                                     -------------    -------------

TOTAL ASSETS                                         $ 694,642,645    $ 675,857,105
                                                     =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
       Deposits
           Non-interest bearing                      $  83,712,640    $  87,248,485
           Interest-bearing                            436,706,117      438,968,463
                                                     -------------    -------------

           Total deposits                              520,418,757      526,216,948

       Repurchase agreements                            38,686,130       15,157,257
       Accrued interest and other liabilities            4,551,600        4,374,824
       FHLB advances                                    69,059,053       70,265,314
                                                     -------------    -------------

       Total liabilities                               632,715,540      616,014,343

STOCKHOLDERS' EQUITY
       Capital stock, par value $1.25 per share,
          50,000,000 shares  authorized, 3,023,799
          shares issued, 2,955,455 shares
          outstanding at September 30, 2005
          and December 31, 2004                          3,779,749        3,779,749
       Surplus                                           1,292,109        1,417,755
       Retained earnings                                58,399,616       55,789,915
       Accumulated other comprehensive income              805,032        1,204,744
                                                     -------------    -------------

                                                        64,276,506       62,192,163
       Less:  Treasury stock, at cost                   (2,349,401)      (2,349,401)
                                                     -------------    -------------

       Total stockholders' equity                       61,927,105       59,842,762
                                                     -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 694,642,645    $ 675,857,105
                                                     =============    =============


     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
IBT BANCORP, INC. AND SUBSIDIARY

                                              THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------  -------------------------------
                                                  2005            2004               2005            2004
                                              ------------    ------------       ------------    ------------
                                              (UNAUDITED)      (UNAUDITED)        (UNAUDITED)    (UNAUDITED)
INTEREST INCOME
      Loans, including fees                   $  6,861,046    $  6,530,267       $ 20,266,273    $ 19,665,680
      Investment securities                      2,151,776       1,867,440          6,255,500       5,414,001
      Federal funds sold                             3,623           3,665             47,047           4,275
                                              ------------    ------------       ------------    ------------

      Total interest income                      9,016,445       8,401,372         26,568,820      25,083,956

INTEREST EXPENSE
      Deposits                                   2,557,335       2,195,734          7,294,130       6,430,078
      FHLB advances                                739,228         712,164          2,203,141       2,110,718
      Repurchase agreements                        185,381          46,915            372,667          92,955
      Federal funds purchased                       34,230          14,884             53,286          66,178
                                              ------------    ------------       ------------    ------------

      Total interest expense                     3,516,174       2,969,697          9,923,224       8,699,929
                                              ------------    ------------       ------------    ------------
NET INTEREST INCOME                              5,500,271       5,431,675         16,645,596      16,384,027

PROVISION FOR LOAN LOSSES                          300,000          40,000            900,000         290,000
                                              ------------    ------------       ------------    ------------
NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                            5,200,271       5,391,675         15,745,596      16,094,027

OTHER INCOME (LOSSES)
      Service fees                                 928,807         646,690          2,679,164       1,806,403
      Investment security gains                    153,523          19,870            274,267         269,710
      Investment security losses                  (138,078)        (19,287)          (138,078)        (19,287)
      Debit card fees                              197,593         178,638            573,314         488,239
      Other income                                 496,626         444,000          1,652,095       1,409,840
                                              ------------    ------------       ------------    ------------

      Total other income                         1,638,471       1,269,911          5,040,762       3,954,905

OTHER EXPENSES
      Salaries                                   1,678,864       1,407,306          4,747,643       4,287,579
      Pension and other employee benefits          451,584         426,753          1,352,741       1,363,631
      Occupancy expense                            442,386         441,356          1,312,592       1,310,691
      Data processing expense                      256,274         230,167            734,002         673,200
      Pennsylvania shares tax                      142,928         123,791            417,499         373,011
      Advertising expense                          100,487          73,977            261,662         224,110
      Other expenses                             1,062,052       1,011,257          3,082,607       2,999,842
                                              ------------    ------------       ------------    ------------

      Total other expenses                       4,134,575       3,714,607         11,908,746      11,232,064
                                              ------------    ------------       ------------    ------------
INCOME BEFORE INCOME TAXES                       2,704,167       2,946,979          8,877,612       8,816,868

PROVISION FOR INCOME TAXES                         665,927         785,605          2,189,382       2,214,665
                                              ------------    ------------       ------------    ------------
NET INCOME                                    $  2,038,240    $  2,161,374       $  6,688,230    $  6,602,203
                                              ============    ============       ============    ============

BASIC EARNINGS PER SHARE                      $       0.69    $       0.73       $       2.26    $       2.23
                                              ============    ============       ============    ============
DILUTED EARNINGS PER SHARE                    $       0.68    $       0.72       $       2.24    $       2.20
                                              ============    ============       ============    ============

DIVIDENDS PER SHARE                           $       0.46    $       0.40       $       1.38    $       1.20
                                              ============    ============       ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
IBT BANCORP, INC. AND SUBSIDIARY

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                               2005            2004
                                                            ------------    ------------
                                                            (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                            $  6,688,230    $  6,602,203
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                           733,644         757,287
          Increase in cash surrender value of insurance         (318,708)       (330,879)
          Net amortization/accretion of
            premiums and discounts                               660,446         808,761
          Investment security gains                             (136,190)       (250,423)
          Provision for loan losses                              900,000         290,000
          Stock options granted                                   59,142          59,142
          Increase (decrease) in cash due
            to changes in assets and liabilities:
            Other assets                                       1,761,854       1,065,180
            Accrued interest and other liabilities               382,687        (208,202)
                                                            ------------    ------------
      NET CASH FROM OPERATING ACTIVITIES                      10,731,105       8,793,069
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificates of deposit                       (100,000)       (100,000)
      Proceeds from maturity of certificates
        of deposit                                               100,000         100,000
      Proceeds from sales of securities
        available for sale                                     9,728,425      34,485,026
      Proceeds from maturities of securities
        available for sale                                    23,121,520      19,762,750
      Purchase of securities available for sale              (43,056,330)    (87,136,043)
      Net loans made to customers                               (335,803)    (17,645,010)
      Purchases of premises and equipment                       (293,964)       (443,540)
      Proceeds from sales of Federal Home Loan Bank stock      4,250,100       2,407,400
      Purchase of Federal Home Loan Bank stock                (3,481,000)     (3,551,100)
                                                            ------------    ------------
      NET CASH USED BY INVESTING ACTIVITIES                  (10,067,052)    (52,120,517)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net (decrease) increase in deposits                     (5,798,191)     20,532,042
      Net increase in securities sold
        under repurchase agreements                           23,528,873      12,071,465
      Dividends paid                                          (4,078,529)     (3,564,306)
      Proceeds from FHLB advances                                   --        28,000,000
      Repayment of FHLB advances                              (1,206,261)    (10,646,137)
      Federal funds purchased                                       --        (2,988,000)
      Exercised stock options                                   (184,788)       (315,136)
      Purchase of treasury stock                                    --        (1,006,135)
                                                            ------------    ------------

       NET CASH FROM FINANCING ACTIVITIES                     12,261,104      42,083,793
                                                            ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       12,925,157      (1,243,655)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              16,187,171      15,828,695
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 29,112,328    $ 14,585,040
                                                            ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

PERIOD ENDED SEPTEMBER 30, 2005


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or any future interim period. The interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2004.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 2,955,455 for the three and nine months ended September 30, 2005 and 2,977,115 and 2,977,385 for the three and nine months ended September 30, 2004.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2005 and 2004 were $1,938,754 and $4,256,054, respectively and for the nine months ended September 30, 2005 and 2004 were $6,288,518 and $5,849,377, respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                   SEPTEMBER 30, 2005
                             -----------------------------------------------------------------
                                                                   GROSS          GROSS
                                AMORTIZED      UNREALIZED        UNREALIZED       MARKET
                                  COST           GAINS             LOSSES         VALUE
                              -------------   -------------    -------------    -------------
Obligations of
   U.S. Government Agencies   $  80,738,938   $      49,690    $    (486,039)   $  80,302,589
Obligations of State and
   political sub-divisions       52,110,335       1,864,872          (72,383)      53,902,824
Mortgage-backed securities       58,256,442         195,514         (772,321)      57,679,635
Other securities                    194,471            --                 (1)         194,470
Equity securities                 7,764,789         500,000          (59,587)       8,205,202
                              -------------   -------------    -------------    -------------

                              $ 199,064,975   $   2,610,076    $  (1,390,331)   $ 200,284,720
                              =============   =============    =============    =============

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipate", "contemplates", "expects", "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which include changes in interest rates, risks associated with the effect of opening new branches, the ability to control costs and expenses, and general economic conditions. IBT Bancorp, Inc. undertakes no obligation to update those forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

     IBT Bancorp, Inc. is a bank holding company headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking and trust services through its wholly owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company"). The Company's stock is traded on the American Stock Exchange under the symbol IRW.

FINANCIAL CONDITION

     At September 30, 2005 total assets increased $18.7 million to $694.6 million from $675.9 million at December 31, 2004. Asset growth was primarily due to net increases of $13.0 million in cash and cash equivalents and $9.1 million in securities available for sale offset by net decreases of $1.4 million in other assets, $769,000 in Federal Home Loan Bank stock, and net loans of $658,000.

     Securities available for sale reached $200.3 million, at September 30, 2005, from $191.2 million at December 31, 2004. This change is primarily attributed to net increases in U.S. Government agencies and obligations of state and political sub-divisions of $9.2 million and $7.5 million, respectively, offset by a net decrease in mortgage-backed securities of $7.3 million. During the quarter, the Company sold low yielding U.S. Government agencies and mortgage-backed security pools, owned at a premium, of $4.0 million and $3.3 million, respectively, for a before tax loss of $138,000. The loss was offset by the sale of obligations of state and political sub-divisions of $2.4 million for a before tax gain of $154,000. The net yield the Company was earning on the investments sold was 4.41%. The Company reinvested in a combination of mortgage-backed securities, purchased at a discount, and obligations of state and political sub-divisions with an average combined yield of 5.30%. The improvement in the yield combined with the call protection of the discounted mortgage-backed securities is intended to improve the structure and overall balance of the investment portfolio.

     Net loans decreased $658,000 to $435.9 million at September 30, 2005 from $436.5 million at December 31, 2004. The net decreases were primarily in real estate secured mortgage, lines of credit, and commercial loans, which declined $2.3 million, $2.5 million, and $4.2 million, respectively, offset by increases in consumer installment loans and municipal loans of $7.3 million and $2.7 million, respectively. The decrease in real estate secured loans and commercial loans is attributed to loan pay-offs from two large commercial borrowers in the first quarter.

     At September 30, 2005, total liabilities increased $16.7 million to $632.7 million from $616.0 million at December 31, 2004. This increase was primarily due to an increase in repurchase agreements of $23.5 million. Offsetting this increase were decreases in total deposits and FHLB advances of $5.8 million and $1.2 million, respectively.

     Repurchase agreements increased to $38.7 million at September 30, 2005, from $15.2 million at December 31, 2004. This increase is attributed to new agreements with current deposit customers and customers with existing repurchase agreements temporarily maintaining higher balances. The higher balances were a result, in part, to tax collections during the period, which were subsequently transferred out of the Company. The Company offers its corporate customers sweep accounts where unused deposit balances are swept into an overnight repurchase agreement yielding market rates.

     Interest-bearing deposits decreased to $436.7 million at September 30, 2005, from $439.0 million at December 31, 2004. The decrease of $2.3 million was primarily due to decreases in certificate of deposit and savings accounts of $7.0 million and $3.2 million, respectively. The change in time deposits was attributed to expected deposit reductions of local municipalities and school districts. This decrease was partially offset by increases in money market and interest-bearing checking accounts of $5.8 million and $2.0 million, respectively. The growth in these accounts is attributed to new product offerings.

     Non-interest bearing deposit accounts decreased to $83.7 million at September 30, 2005, from $87.2 million at December 31, 2004. The decrease of $3.5 million is attributed to deposits being swept into repurchase agreements.

     At September 30, 2005 total stockholders' equity increased $2.1 million to $61.9 million from $59.8 million at December 31, 2004. The increase was primarily due to net income of $6.7 million offset by dividends paid of $4.1 million and a decrease in accumulated other comprehensive income (net of deferred income taxes) of $400,000. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gains/losses on securities available for sale. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

     NET INCOME. Net income for the three months ended September 30, 2005 decreased $123,000, or 5.7%, to $2,038,000, or $.68 diluted earnings per share, from $2,161,000, or $.72 diluted earnings per share, for the comparable three month period in 2004. Net income for the nine months ended September 30, 2005 increased $86,000, or 1.3%, to $6,688,000, or $2.24 diluted earnings per share from $6,602,000, or $2.20 diluted earnings per share, for the comparable nine month period in 2004. The decrease for the three months ended September 30, 2005 was due to increases in other expenses and the provision for loan losses, which offset improvements in net interest income and other income. The increase for the nine months ended September 30, 2005 was primarily the result of increases in net interest income and other income offset by an increase in the provision for loan loss and other expenses.

     INTEREST INCOME. Interest income for the three months ended September 30, 2005 increased $615,000 to $9,016,000 from $8,401,000 for the comparable three month period in 2004. The change in interest income was attributed to the increase in the average balance of interest earning assets of $16.8 million for the three months ended September 30, 2005, to $645.2 million from $628.4 million for the comparable period in 2004 coupled with the yield on these assets increasing 24 basis points for the three months ended September 30, 2005, to 5.59% from 5.35% for the comparable period in 2004. Interest income for the nine months ended September 30, 2005 increased $1,485,000 to $26,569,000 from $25,084,000 for the comparable nine month period in 2004. This change was supported by an increase in the average balance of interest earning assets, which rose $24.6 million to $640.2 million for the nine months ended September 30, 2005, from $615.6 million for the comparable period in 2004. The yield on the interest earning assets increased 10 basis points to 5.53% for the nine months ended September 30, 2005, from 5.43% for the comparable period in 2004. Although a flattening yield curve and rising short-term rates have continued to put pressure on net interest margins, the Company's asset yields have benefited from increases in the prime rate. See "Average Balance Sheet and Rate/Volume Analysis"

     INTEREST EXPENSE. Interest expense for the three months ended September 30, 2005 increased $546,000 to $3,516,000 from $2,970,000 for the comparable period in 2004. The change in interest expense was primarily attributed to an increase of $11.3 million in the average balance of interest-bearing liabilities to $534.6 million from $523.3 million and a 36 basis point increase in the average cost of funds to 2.63% for the three months ended September 30, 2005 from 2.27% for the comparable period in 2004. Interest expense for the nine months ended September 30, 2005 increased $1,223,000 to $9,923,000 from $8,700,000 for the comparable  period  in 2004.  The  change  in  interest  expense  was  primarily attributed to an increase of $22.7 million in the average balance of interest-bearing liabilities to $531.0 million from $508.3 million and a 21 basis point increase in the average cost of funds to 2.49% for the nine months ended September 30, 2005 from 2.28% for the comparable period in 2004. See "Average Balance Sheet and Rate/Volume Analysis"

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                         Three Months Ended September 30,    Three Months Ended September 30,
                                        ---------------------------------   --------------------------------
                                                    2005                                2004
                                        ---------------------------------   --------------------------------
                                        Average                  Average    Average                 Average
                                        Balance   Interest     Yield/Cost   Balance   Interest    Yield/Cost
                                        -------   --------     ----------   -------   --------    ----------
                                             (Dollars In Thousands)             (Dollars In Thousands)
Interest-earning assets:
   Loans receivable    (1)             $ 435,943  $  6,861        6.30%    $ 433,240  $  6,530       6.03%
   Investment securities
     available for sale (2)              208,708     2,152        4.12%      194,088     1,868       3.85%
   Federal funds sold                        499         3        2.75%        1,054         4       1.39%
                                       ---------  --------      ------     ---------  --------     ------
     Total interest earning assets     $ 645,150  $  9,016        5.59%    $ 628,382  $  8,402       5.35%

Non-interest earning assets (3)           36,452                              37,532
                                       ---------                           ---------
     Total assets                      $ 681,602                           $ 665,914
                                       =========                           =========

Interest-bearing liabilities:
   Money market accounts               $  64,047  $    296        1.85%    $  60,118  $    129       0.86%
   Certificates of Deposit               241,633     2,071        3.43%      247,358     1,915       3.10%
   Other liabilities (4)                 228,885     1,149        2.01%      215,831       926       1.72%
                                       ---------  --------      ------     ---------  --------     ------
     Total interest-bearing
       liabilities                     $ 534,565  $  3,516        2.63%    $ 523,307  $  2,970       2.27%
                                                  --------      ------                --------     ------
Non-interest-bearing liabilities(3)       85,590                              85,738
                                       ---------                           ---------
    Total liabilities                  $ 620,155                           $ 609,045
Stockholders' equity (5)                  61,447                              56,869
                                       ---------                           ---------
     Total liabilities and
       stockholders' equity            $ 681,602                           $ 665,914
                                       =========                           =========
Net interest income                               $  5,500                            $  5,432
                                                  ========                            ========
Interest rate spread (6)                                          2.96%                              3.08%
                                                                ======                             ======
Net interest margin (7)                                           3.41%                              3.46%
                                                                ======                             ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                       120.69%                            120.08%
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


                                         Nine Months Ended September 30,     Nine Months Ended September 30,
                                        ---------------------------------   --------------------------------
                                                    2005                                2004
                                        ---------------------------------   --------------------------------
                                        Average                  Average    Average                 Average
                                        Balance   Interest     Yield/Cost   Balance   Interest    Yield/Cost
                                        -------   --------     ----------   -------   --------    ----------
                                             (Dollars In Thousands)             (Dollars In Thousands)
Interest-earning assets:
   Loans receivable    (1)             $ 434,976  $ 20,266        6.21%    $ 428,195  $ 19,666       6.12%
   Investment securities
     available for sale (2)              203,036     6,256        4.11%      187,008     5,414       3.86%
   Federal funds sold                      2,239        47        2.80%          387         4       1.347
                                       ---------  --------      ------     ---------  --------     ------
     Total interest earning assets     $ 640,242  $ 26,569        5.53%    $ 615,590  $ 25,084       5.43%

Non-interest earning assets (3)           37,938                              36,149
                                       ---------                           ---------
     Total assets                      $ 678,180                           $ 651,739
                                       =========                           =========

Interest-bearing liabilities:
   Money market accounts               $  63,421  $    767        1.61%    $  58,213  $    368       0.84%
   Certificates of Deposit               244,862     5,980        3.26%      243,057     5,627       3.09%
   Other liabilities (4)                 222,713     3,176        1.90%      207,001     2,705       1.74%
                                       ---------  --------      ------     ---------  --------     ------
     Total interest-bearing
       liabilities                     $ 530,996  $  9,923        2.49%    $ 508,271  $  8,700       2.28%
                                                  --------      ------                --------     ------
Non-interest-bearing liabilities(3)       86,030                              83,673
                                       ---------                           ---------
    Total liabilities                  $ 617,026                           $ 591,944
Stockholders' equity (5)                  61,154                              59,795
                                       ---------                           ---------
     Total liabilities and
       stockholders' equity            $ 678,180                           $ 651,739
                                       =========                           =========
Net interest income                               $ 16,646                            $ 16,384
                                                  ========                            ========
Interest rate spread (6)                                          3.04%                              3.15%
                                                                ======                             ======
Net interest margin (7)                                           3.47%                              3.55%
                                                                ======                             ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                       120.57%                            121.11%
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

                                       Three Month Period ended Sept 30, 2005          Nine Month Period ended Sept 30, 2005
                                       --------------------------------------          ------------------------------------
                                                   2005 vs. 2004                                  2005 vs. 2004
                                                   -------------                                 -------------
                                                Increase (Decrease)                               Increase (Decrease)
                                                     Due to                                            Due to
                                                     ------                                            ------
                                            Volume     Rate       Net                        Volume     Rate       Net
                                            ------     ----       ---                        ------     ----       ---
                                              (Dollars In Thousands)                           (Dollars In Thousands)
Interest income:
   Loans receivable                          $ 41     $ 290      $331                       $  311   $   289     $  600
   Investment securities available
     for sale                                 141       143       284                          464       378        842
   Other interest-earning assets               (3)        2        (1)                          19        24         43
                                             ----     -----       ---                       ------   -------     ------
     Total interest-earning assets           $179     $ 435      $614                       $  794   $   691     $1,485
                                             ====     =====      ====                       ======   =======     ======

Interest expense:
   Money market accounts                     $  9     $ 158      $167                       $   34   $   365     $  399
   Certificates of deposit                    (44)      200       156                           41       312        353
   Other liabilities                           56       167       223                          205       266        471
                                             ----     -----      ----                       ------   -------     ------
  Total interest-bearing liabilities         $ 21     $ 525      $546                       $  280   $   943     $1,223
                                             ====     =====      ====                       ======   =======     ======

Net change in net interest income            $158     $ (90)     $ 68                       $  514   $  (252)    $  262
                                             ====     =====      ====                       ======   =======     ======

         PROVISION FOR LOAN LOSSES. For the three and nine months ended September 30, 2005 the provision for loan losses was $300,000 and $900,000, respectively, compared to $40,000 and $290,000 for the comparable 2004 periods. The increase in the loan loss provision reflects the historical loss experience and recognition of the risk elements within the loan portfolio.

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

     OTHER INCOME. Total other income for the three months ended September 30, 2005 increased $368,000 to $1,638,000 from $1,270,000 for the comparable three month period in 2004. Total other income for the nine months ended September 30, 2005 increased $1,086,000 to $5,041,000 from $3,955,000 for the comparable nine month period in 2004. The increase in other income for the three and nine months ended September 30, 2005 was primarily due to increases in service fees of $282,000 and $873,000, respectively, from the comparable period in 2004. This change was primarily due to increased fees collected on deposit accounts. Investment security gains increased $134,000 for the three months ended September 30, 2005 from the comparable period in 2004, offset by an increase in investment security losses of $119,000. A one-time gain recorded from the sale of property classified as other real estate, included in other income, of $231,000 was also recorded in the nine months ended September 30, 2005.

     OTHER EXPENSES. Total other expense for the three month period ended September 30, 2005 increased $420,000 to $4,135,000 from $3,715,000 for the comparable three month period in 2004. Total other expenses for the nine month period ended September 30, 2005 increased $677,000 to $11,909,000 from $11,232,000. Salaries costs increased $272,000 and $460,000 for the three and nine month periods ended September 30, 2005, respectively, from the comparable period in 2004 due to increased staffing costs. Increases in other expenses for the three and nine months ended September 30, 2005 were due to bank growth and normal increases in the cost of doing business.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes for the quarter ended September 30, 2005 was $666,000, a $120,000 decline from the prior year. The decrease in tax expense was due to a lower effective tax rate during the 2005 period, which is primarily attributed to an increase in tax-exempt interest income. The effective tax rates for the quarters ended September 30, 2005 and 2004 were 24.6% and 26.7%, respectively. For the nine months ended September 30, 2005, the Company's provision for income taxes was $2,189,000 compared to $2,215,000 for the 2004 period. The Company's effective tax rates for the nine months ended September 30, 2005 and 2004 were 24.7% and 25.1%, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no significant changes for the three and nine months ended September 30, 2005 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2004.

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

          Not applicable

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


                                                     IBT BANCORP, INC.


Date:  November 7, 2005                  By:  /s/ Charles G. Urtin
                                              ----------------------------------
                                              Charles G. Urtin
                                              President, Chief Executive Officer
                                              (Duly authorized officer)


Date:  November 7, 2005                  By:  /s/ Raymond G. Suchta
                                              ----------------------------------
                                              Raymond G. Suchta
                                              Chief Financial Officer
                                              (Principal Financial Officer)


15