Form 10-K
period 2005-12-31
IBT BANCORP INC
filed 2006-03-09
CIK 801122

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2005
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________  to __________________

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

  Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common Stock, $1.25 par value                   American Stock Exchange
   Stock Purchase Rights                        American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] YES [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] YES [X] NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] YES [X] NO

Based on the closing sales price of $40.65 per share of the registrant's common stock on June 30, 2005, as reported on the American Stock Exchange, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $108.6 million. Solely for purposes of this calculation, directors and executive officers are deemed affiliates.

As of March 1, 2006, there were 2,954,455 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1.   Portions of 2005 Annual Report to Stockholders (Parts II and IV)
     2.   Portions  of  Proxy   Statement   for  the  2006  Annual   Meeting  of
          Stockholders. (Part III)

================================================================================

                                IBT BANCORP, INC.
                           ANNUAL REPORT ON FORM 10-K
                   for the fiscal year ended December 31, 2005

                                     INDEX

                                     PART I

                                                                                            Page
                                                                                            ----

Item 1.           Business................................................................    1
Item 1A.          Risk Factors............................................................   22
Item 1B.          Unresolved Staff Comments...............................................   25
Item 2.           Properties..............................................................   25
Item 3.           Legal Proceedings.......................................................   25
Item 4.           Submission of Matters to a Vote of Security Holders.....................   25

                                                      PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters
                     and Issuer Purchases of Equity Securities............................   26
Item 6.           Selected Financial Data.................................................   26
Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operation............................................   26
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..............   26
Item 8.           Financial Statements and Supplementary Data.............................   27
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................   27
Item 9A.          Controls and Procedures.................................................   27
Item 9B.          Other Information.......................................................   27

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant......................   27
Item 11.          Executive Compensation..................................................   28
Item 12.          Security Ownership of Certain Beneficial Owners and Management
                      and Related Stockholder Matters.....................................   28
Item 13.          Certain Relationships and Related Transactions..........................   28
Item 14.          Principal Accounting Fees and Services..................................   29

                                                      PART IV

Item 15.          Exhibits, Financial Statement Schedules.................................   29

SIGNATURES        ........................................................................   31


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

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control including those discussed under Item 1A. Risk Factors). The following factors, among others, could also cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-----------------

General

         IBT Bancorp, Inc. is a Pennsylvania corporation headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking and trust services through its wholly-owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company").

         Irwin Bank & Trust Co. (the "Bank") was incorporated in 1922 under the laws of Pennsylvania as a commercial bank under the name "Irwin Savings and Trust Company." The Bank engages in a full-service mortgage, commercial and consumer banking business, as well as trust and a variety of deposit services provided to its customers. At December 31, 2005, the Bank operated through its main office, six branch offices, two loan centers, and a trust office as well as through four supermarket branches under the name "Irwin Bank Extra." The Bank's main office, full service branch offices, loan centers, trust office and supermarket branches are located in the Pennsylvania counties of Westmoreland and Allegheny. The Bank's web site is located at "www.myirwinbank.com."
                                                  -------------------

         References to the Company or Registrant used throughout this document generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

Competition

         The Registrant's primary market area consists of Westmoreland and Allegheny counties, Pennsylvania, which are part of the Pittsburgh Metropolitan Statistical Area ("Pittsburgh MSA") and it is one of many financial institutions serving this market area. Based on data compiled by the FDIC as of June 30, 2005 (the latest date for which such data is available), the Bank was ranked sixth of 21 FDIC-insured institutions in Westmoreland County with a 6.74% deposit market share and 19th out of 38 institutions in Allegheny County with a 0.36% deposit market share. The Bank was ranked 13th out of 64 institutions serving the Pittsburgh MSA with a 0.91% market share. Such data does not reflect deposits held by credit unions with which the Bank also competes. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Registrant's market area as well as with out-of-market financial institutions that offer deposits over the internet and through other delivery channels. Deposit competition also includes a number of insurance products such as annuities sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

         The Bank's principal lending activity is the origination of loans secured primarily by first mortgage liens on properties in the Pittsburgh MSA. At December 31, 2005, the Bank's loan portfolio included $78.8 million of residential first mortgage loans, $1.9 million of residential construction loans, $168.0 million of commercial and multi-family real estate loans, and $4.0 million of commercial construction loans. In addition, the Bank's loan portfolio includes $19.7 million in home equity lines of credit which are also secured by liens on residential real estate. The Bank also offers commercial loans which are generally secured by non-real estate collateral and had $63.5 million in such loans in portfolio at December 31, 2005. The Bank lends to municipalities and other governmental entities and had $9.1 million of such loans in portfolio at December 31, 2005. The Bank also engages in consumer installment lending primarily in the form of home equity term loans and automobile loans. At December 31, 2005, the Bank had $92.7 million in home equity term loans and $757,000 in automobile loans in portfolio. In addition, the Bank originates education loans guaranteed by the Pennsylvania Higher Education Assistance Agency ("PHEAA") and held $6.8 million in such loans at December 31, 2005. Substantially all of the Bank's borrowers are located in the Pittsburgh MSA and would be expected to be affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Registrant's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                           At December 31,
                                --------------------------------------------------------------------------------------------------
                                      2005                  2004                 2003               2002                2001
                                ----------------     ------------------   -----------------    ---------------     ---------------
                                   $         %          $           %        $          %         $        %          $       %
                                -------   ------     -------     ------   -------    ------    -------  ------     -------  ------
                                                                    (Dollars in Thousands)

Mortgage.....................  $252,699    56.65%   $252,114      57.37% $244,923     58.33%  $210,244   57.87%   $173,214   54.55%
Installment..................    93,428    20.95      84,673      19.27    78,327     18.65     59,321   16.33      64,053   20.17
Commercial...................    63,508    14.24      61,140      13.91    59,591     14.19     58,634   16.14      55,185   17.38
Home equity lines of credit..    19,684     4.41      23,201       5.28    21,963      5.23     15,832    4.36      11,001    3.47
PHEAA........................     6,781     1.52       7,355       1.67     7,834      1.87      6,900    1.90       6,950    2.19
Municipal....................     9,149     2.05      10,050       2.29     6,268      1.49     11,190    3.08       5,369    1.69
Credit cards.................        62     0.01          45       0.01        38      0.01         32    0.01          32    0.01
Other........................       744     0.17         855       0.20       965      0.23      1,148    0.31       1,715    0.54
                               --------   ------    --------     ------  --------    ------   --------  ------    --------  ------
      Total loans............   446,055   100.00%    439,433     100.00%  419,909    100.00%   363,301  100.00%    317,519  100.00%
                                          ======                 ======              ======             ======              ======
Less:
  Unearned discount..........        --                   --                   --                   --                  --
  Deferred loan origination
    fees and costs...........       266                  291                  338                  557                 273
  Allowance for loan losses..     3,564                2,594                3,285                2,873               2,114
                               --------             --------             --------             --------            --------
      Total loans, net.......  $442,225             $436,548             $416,286             $359,871            $315,132
                               ========             ========             ========             ========            ========


         Loan Maturity Table. The following table sets forth maturities and interest rate sensitivity for all categories of loans as of December 31, 2005. Scheduled repayments are reported in the maturity category in which payment is due.

                                               Home
                                              equity
                                             lines of                                                      Credit
                                Mortgage     credit(2)      Installment   Commercial  PHEAA(1)  Municipal  Cards(2)  Other   Total
                                --------     ---------      -----------   ----------  --------  ---------  --------  -----   -----
                                                                        (In Thousands)

1 year or less............      $ 12,382       $19,684         $12,108     $ 6,704    $   --     $9,149    $   62    $744  $ 60,833
After 1 year:
  1 to 5 years............        59,994            --          40,682      19,531     6,781         --        --      --   126,988
  After 5 years...........       180,323            --          40,638      37,273        --         --        --      --   258,234
                                 -------    ----------          ------      ------  --------  ---------   -------  ------   -------
Total due after one year..       240,317            --          81,320      56,804     6,781         --        --      --   385,222
                                 -------   -----------          ------      ------     -----  ---------    ------   -----   -------
Total amount due..........      $252,699       $19,684         $93,428     $63,508    $6,781     $9,149    $   62    $744  $446,055
                                 =======        ======          ======      ======     =====     ======     =====     ===   =======

----------------------
(1) PHEAA loans are sold when repayment begins; assumption is that all PHEAA loans will mature in 1 to 5 years.
(2) Home equity credit lines and credit card loans have no stated maturities; therefore they are classified as due in one year or less.

         Loan Sensitivity Table. The following table sets forth, as of December 31, 2005, the dollar amount of all loans due after December 31, 2006, based upon fixed rates of interest or floating or adjustable interest rates.

                                              Floating or
                           Fixed Rates      Adjustable Rates           Total
                           -----------      ----------------           -----
                                             (In Thousands)

Mortgage(1)  ......          $216,158            $24,159              $240,317
Installment........            79,652              1,668                81,320
Commercial.........            28,772             28,032                56,804
PHEAA..............                --              6,781                 6,781
                             --------            -------              --------
     Total.........          $324,582            $60,640              $385,222
                             ========            =======              ========
--------------------------
(1) Included in the mortgage loans portfolio are commercial real estate loans. Commercial real estate loans are fixed-rate loans that are primarily callable loans, which reprice every three, five or ten years, based upon the interest rate on similar loans at the time of repricing. See "Mortgage Loans."

         Mortgage Loans. The Registrant's primary lending activity consists of the origination of residential and commercial mortgage loans secured by property in its primary market area. The mortgage loan portfolio consists of one-to-four family residential mortgage loans, commercial real estate loans, and construction loans.

         The Registrant had approximately $78.8 million of one-to-four family residential mortgage loans in its mortgage loan portfolio at December 31, 2005. The Registrant generally originates one-to-four family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Registrant will originate residential mortgage loans in an amount up to 95% of the appraised value of a mortgaged property; however, the borrower is required to obtain mortgage insurance for the amount in excess of 80%. The Registrant offers residential fixed-rate loans and adjustable-rate loans with amortization periods ranging from 15 to 30 years. Interest rates for residential adjustable-rate loans residences adjust every 12 months based upon the weekly average yield on the one-year U.S. Treasury securities, plus a margin of 2.75 percentage points. These adjustable-rate loans have an interest rate cap of two percentage points per year and six percentage points over the life of the loan, and are originated for retention in the portfolio.

         Fixed-rate residential mortgage loans are underwritten in accordance with FannieMae guidelines. Currently, loans underwritten in accordance with FannieMae guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Registrant generally charges a higher interest rate if loans are not saleable under FannieMae guidelines. At December 31, 2005, $218.6 million of the Registrant's mortgage portfolio consisted of long-term, fixed-rate mortgage loans of which $300,000 were classified as held-for-sale. The Registrant does not service any loans that are sold and the Registrant is generally not liable for these loans (i.e., "nonrecourse loans").

         Substantially all of the Registrant's one-to-four family mortgages include "due on sale" clauses, which are provisions giving the Registrant the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

         Property appraisals on real estate securing the Registrant's one-to-four family residential loans over $250,000 are made by appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. The Registrant obtains title insurance policies on all purchase money first mortgage real estate loans originated.

         The Registrant's commercial real estate mortgage loans are long-term loans secured primarily by multi-family dwelling units and commercial real estate. Essentially all originated commercial real estate loans are within its market area. Commercial real estate loans are originated at adjustable rates of interest.

         Adjustable-rate commercial mortgage loans have interest rates that reprice every 3, 5 or 10 years and are based on the corresponding FHLB advance rate plus up to 2.75 percentage points. Adjustable-rate commercial mortgage loans generally have terms of up to 20 years and no maximum interest rate.

         As of December 31, 2005, the Registrant's commercial real estate loans totaled $118.8 million of the mortgage portfolio. Typically, commercial real estate loans are originated in amounts up to 80% of the appraised value of the mortgaged property.

         The Registrant also originates loans to finance the construction of one-to-four family dwellings and commercial real estate. The Registrant makes construction loans both to individuals constructing their own residence and to developers constructing homes for resale. Generally, the Registrant only makes interim construction loans to individuals if it also makes the permanent mortgage loan on the property. Interim construction loans generally have terms of up to 12 months with fixed rates of interest. At December 31, 2005, construction loans totaled $19.4 million with $13.5 million of that total yet to be disbursed.

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

         Installment Loans. Installment loans primarily consist of home equity term loans and to a lesser extent automobile loans. Home equity loans are secured primarily by one-to-four family residences. The Registrant originates these loans with fixed rates with terms of up to 20 years. These loans are subject to 90% combined loan-to-value limitation, including any outstanding mortgages or liens, without requiring mortgage insurance. The Registrant will originate home equity loans in an amount up 100% of the appraised value, however, mortgage insurance for the borrower may be required. The Registrant originates automobile loans with fixed rates of interest and terms of up to five years. At December 31, 2005, home equity term loans totaled $92.7 million.

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

         Home Equity Lines of Credit. Revolving home equity lines of credit are secured primarily by one- to-four family residences. The lines of credit are generally subject to an 80% combined loan-to-value limitation, including all outstanding mortgages and liens.

         PHEAA. The Bank originates education loans under the PHEAA Keystone Stafford and Plus programs. These programs are open to residents of Pennsylvania and parents of students at Pennsylvania post-secondary schools. Interest rates on these loans are currently equal to the 91-day U.S. Treasury bill rate plus a margin of 3.1 percentage points. Borrowers may defer and capitalize interest during periods of educational enrollment, unemployment or economic hardship. The Bank generally sells these loans to the PHEAA when repayment begins. Payments of principal and interest on these loans are guaranteed by the PHEAA and reinsured by the U.S. Department of Education under the Federal Family Education Loan Program.

         Municipal Loans. The Bank makes loans to various local municipalities. Such loans are generally unsecured and are obtained through competitive bidding. Municipal loans have terms of between 1 and 15 years and provide for payments of principal and interest during their terms. The interest earned on these loans is tax-exempt.

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

         Loans to One Borrower Limits. By statute, the maximum amount of indebtedness that the Bank may have from any one customer may not exceed 15% of the Bank's capital accounts. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain limited circumstances. At December 31, 2005, the Bank's loans-to- one-borrower limit was $10 million and the largest amount of indebtedness from any single customer was $9.2 million. This indebtedness consisted of 26 loans to one borrower secured by multi-unit apartment buildings and one-to-four family dwellings.

         Loan Commitments. Written commitments are given to prospective borrowers on all approved mortgage loans. Generally, the commitment requires acceptance within 7 days of the date of issuance. At December 31, 2005, commitments to cover originations of loans totaled $9.9 million.

         Classified Assets. Federal bank regulators require insured depository institutions to regularly review their loan portfolios and to assign ratings to weak loans according to a prescribed asset classification system. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection of principal in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Registrant to risk sufficient to warrant classification in one of the above categories, but which possess some weakness, are required to be designated "special mention" by management.

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

         The following table sets forth the Registrant's classified assets in accordance with its classification system at the dates indicated.

                                                At December 31
                             ---------------------------------------------------
                              2005       2004       2003       2002       2001
                             -------    -------    -------    -------    -------
                                                (In Thousands)

Special Mention .........    $43,069    $24,770    $19,022    $13,044    $12,885
Substandard .............      7,798      3,940      8,756      9,518      3,174
Doubtful ................        240        259        668          9         --
Loss ....................         --         --         --         --         --
                             -------    -------    -------    -------    -------
      Total .............    $51,107    $28,969    $28,446    $22,571    $16,032
                             =======    =======    =======    =======    =======

         The increases in special mention and substandard assets are due to the addition of commercial loans secured by real estate, which were classified due to either the financial condition of the individual borrower or the lack of current financial information on the borrower.

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

                                                                            At December 31,
                                                       -----------------------------------------------------------
                                                         2005        2004         2003         2002          2001
                                                         ----        ----         ----         ----          ----
                                                                        (Dollars In Thousands)
Loans accounted for on a non-accrual basis:
  Mortgage...........................................  $  111      $  120       $  567       $  446        $  940
  Home equity lines of credit........................      --          --           --           --            --
  Installment........................................      26          --           --           77            27
  Commercial.........................................      --          --           --           96            60
  PHEAA..............................................      --          --           --           --            --
  Municipal..........................................      --          --           --           --            --
  Credit cards.......................................      --          --           --           --            --
  Other..............................................      --          --           --           --            --
                                                       ------      ------       ------       ------        ------
     Total...........................................  $  137      $  120       $  567       $  619        $1,027
                                                       ------      ------       ------       ------        ------
Accruing loans which are contractually past
  due 90 days or more:
  Mortgage...........................................     541       3,618          704          728           559
  Installment........................................      14           9           10           --             3
  Commercial.........................................     161         954           14           41             7
  Home equity lines of credit........................      --          --           --           --            --
  PHEAA..............................................      --          --           --           --            --
  Municipal..........................................      --          --           --           --            --
  Credit cards.......................................      --          --           --           --            --
  Other..............................................      --          --           --           --            --
                                                       ------      ------       ------       ------        ------
     Total...........................................     716       4,581          728          769           569
                                                       ------      ------       ------       ------        ------
Total non-accrual and 90-day past due loans..........     853       4,701        1,295        1,388         1,596
                                                       ------      ------       ------       ------        ------
Other real estate owned..............................      48       1,767          254          637           239
                                                       ------      ------       ------       ------        ------
Total non-performing assets..........................  $  901      $6,468       $1,549       $2,025        $1,835
                                                       ======      ======       ======       ======        ======
Total non-accrual and accrual loans to net loans.....   0.19%       1.08%        0.31%        0.39%         0.51%
                                                       ======      ======       ======       ======        ======

Total non-accrual and accrual loans to total assets..   0.12%       0.70%        0.21%        0.24%         0.30%
                                                       ======      ======       ======       ======        ======
Total non-performing assets to total assets..........   0.13%       0.96%        0.25%        0.35%         0.35%
                                                       ======      ======       ======       ======        ======

         As of December 31, 2005, there were no loans not reflected in the above as to which management had serious doubts as to the ability of borrowers to comply with present loan repayment loans.

         Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb potential losses inherent in the loan portfolio. The allowance is reviewed monthly and a provision for loan losses is charged against operations to bring the allowance to a level which, in management's judgment, is adequate in light of the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

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

         Activity in the Allowance for Loan Losses. The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                                 December 31,
                                                     ---------------------------------------------------------------------
                                                       2005            2004           2003           2002           2001
                                                     --------        --------       --------       --------       --------
                                                                            (Dollars in Thousands)

Total loans outstanding........................      $445,789        $439,142       $419,571       $362,744       $317,246
                                                     ========        ========       ========       ========       ========
Average loans outstanding......................      $436,906        $430,543       $393,743       $337,600       $304,080
                                                     ========        ========       ========       ========       ========
Allowance balance (at beginning of  period)....      $  2,594        $  3,285       $  2,873       $  2,114       $  1,919
                                                     --------        --------       --------       --------       --------
Provision......................................         1,200             600            600          1,100            500
Charge-Offs:
   Mortgage....................................           (64)         (1,204)           (11)          (219)          (203)
   Installment.................................          (188)           (127)           (84)           (68)           (92)
   Commercial..................................           (19)             (8)          (148)          (154)           (50)
   Home equity lines of credit.................            --              --             --             --             --
   PHEAA.......................................            --              --             --             --             --
   Municipal...................................            --              --             --             --             --
   Credit cards................................            --              --             --             --             --
   Other.......................................            --              --             --             --             --
                                                     --------        --------       --------       --------       --------
      Total charge-offs........................          (271)         (1,339)          (243)          (441)          (345)
Recoveries:
  Mortgage.....................................             7              --             --             --             --
  Installment..................................            21               3             20              9              2
  Commercial...................................            13              45             35             91             45
  Home equity lines of credit..................            --              --             --             --             --
  PHEAA........................................            --              --             --             --             --
  Municipal....................................            --              --             --             --             --
  Credit cards.................................            --              --             --             --              2
  Other........................................            --              --             --             --             --
                                                     --------        --------       --------       --------       --------
      Total recoveries.........................            41              48             55            100             39
Net charge-offs................................          (230)         (1,291)          (188)          (341)          (306)
                                                     --------        --------       --------       --------       --------
Allowance balance (at end of period)...........      $  3,564        $  2,594       $  3,285       $  2,873       $  2,114
                                                     ========        ========       ========       ========       ========
Allowance for loan losses as a percent
  of total loans outstanding...................          0.80%           0.59%          0.78%          0.79%          0.67%
                                                     ========        ========       ========       ========       ========
Net loans charged off as a percent of
  average loans outstanding....................          0.05%           0.30%          0.05%          0.10%          0.10%
                                                     ========        ========       ========       ========       ========

         Allocation of the Allowance For Loan Losses. The following table shows the allocation of the Registrant's allowance for loan losses by loan category and the percentage of total loans represented by each loan category at the date indicated.

                                                                           At December 31,
                                   ------------------------------------------------------------------------------------------------
                                        2005                 2004              2003                2002               2001
                                   ------------------  ------------------ -----------------  -----------------   ------------------
                                              % of                % of              % of               % of                  % of
                                              Loans               Loans             Loans              Loans                Loans
                                             to Total            to Total          to Total           to Total             to Total
                                   Amount     Loans     Amount    Loans   Amount   Loans      Amount   Loans      Amount    Loans
                                   ------     -----     ------    -----   ------   -----      ------   -----      ------    -----
                                                                       (Dollars in Thousands)
At end of period allocated to:
  Mortgage.......................  $1,853     56.65%    $1,110    57.37%  $  806     58.33%   $  515     57.87%   $1,120     54.55%
  Installment....................     282     29.95        338    19.27      109     18.65       188     16.33       409     20.17
  Commercial.....................   1,395     14.24        889    13.91    2,217     14.19     2,100     16.14       501     17.38
  Home equity lines of credit....      32      4.41         43     5.28      138      5.23        64      4.36        60      3.47
  PHEAA..........................       1      1.52          4     1.67        5      1.87         2      1.90        11      2.19
  Municipal......................       1      2.05        210     2.29        9      1.49         4      3.08         8      1.69
  Credit cards...................      --      0.01         --     0.01       --      0.01        --      0.01        --      0.01
  Other..........................      --      0.17         --     0.20        1      0.23        --      0.31         5      0.54
                                   ------    ------     ------   ------   ------    ------    ------    ------    ------    ------
      Total......................  $3,564    100.00%    $2,594   100.00%  $3,285    100.00%   $2,873    100.00%   $2,114    100.00%
                                   ======    ======     ======   ======   ======    ======    ======    ======    ======    ======

Investment Activities

         The Registrant maintains a level of liquid assets, including short-term securities and certain other investments, which varies depending upon several factors, including: (i) the yields on investment alternatives; (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities; (iii) expectation of future yield levels; and (iv) management's projections as to the short- term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held-to-maturity or securities available-for-sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held-to-maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available-for-sale to serve principally as a source of liquidity.

         Current accounting standards regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available-for-sale" which included FHLB stock or "trading." As of December 31, 2005, the Registrant had securities classified as "available-for- sale" (which included FHLB stock) in the amount of $201.5 million and had no securities classified as "held- to-maturity" or "trading." Securities classified as "available-for-sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2005, the Registrant's securities available-for-sale had an amortized cost of $202.5 million and market value of $201.5 million. Changes in the market value of securities available-for-sale do not affect the Company's income. In addition, changes in the market value of securities available-for-sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2005, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; (iv) municipal obligations; (v) banker's acceptances; (vi) certificates of deposit; and (vii) investment-grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio at the dates indicated:

                                                            At December 31
                                                    ------------------------------
                                                      2005       2004       2003
                                                    --------   --------   --------
                                                            (In Thousands)
Securities available-for-sale:
  Obligations of U.S. government agencies ..........   $ 78,874   $ 71,103   $ 82,969
  Mortgage-backed securities .......................     53,827     65,004     37,656
  Obligations of state and political subdivisions...     54,808     46,446     37,921
  Federal Home Loan Bank stock .....................      5,470      5,683      4,541
  Equity securities ................................      8,288      7,940      8,621
  Other securities .................................        196        716        740
                                                       --------   --------   --------
     Total securities available-for-sale ...........   $201,463   $196,892   $172,448
                                                       ========   ========   ========

         Investment Portfolio Maturities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Registrant's investment securities portfolio as of December 31, 2005. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations.

                                                                    As of December 31, 2005
                                ----------------------------------------------------------------------------------------------------
                                                                          After Five        More than               Total
                                 One Year or Less  One to Five Years     to Ten Years       Ten Years        Investment Securities
                                -----------------  -----------------  ----------------- -----------------   ------------------------
                                Carrying  Average  Carrying  Average  Carrying  Average Carrying  Average Carrying Average  Market
                                  Value    Yield    Value     Yield    Value     Yield   Value     Yield   Value    Yield    Value
                                 -------  -------  -------   -------  -------   ------- -------   ------- -------  -------  ------
                                                                     (Dollars in Thousands)
Obligations of U.S.
    government agencies......... $   --      --%   $3,006      5.31%  $69,788     4.20% $ 6,080    4.06%  $ 78,874   4.23%  $78,874
Mortgage-backed securities......     --      --     3,731      3.68    14,312     4.11   35,784    4.87     53,827   4.59    53,827
Obligations of state and
    political subdivisions (1)..     --      --     1,887      5.01    10,710     4.90   42,211    4.45     54,808   4.56    54,808
Federal Home Loan Bank stock....     --      --        --        --        --       --    5,470    2.45      5,470   2.45     5,470
Equity securities...............     --      --        --        --        --       --    8,288    2.66      8,288   2.66     8,288
Other securities  ..............     --      --        25      4.25        --       --      171    2.66        196   2.86       196
                                 ------            ------             -------           -------           --------         --------
     Total...................... $   --      --%   $8,649      4.54%  $94,810    4.27%  $98,004    4.32%  $201,463   4.30% $201,463
                                 ======            ======             =======           =======           ========         ========

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

                                                            At December 31,
                                      ------------------------------------------------------------                      ----
                                            2005                 2004                 2003
                                      ------------------   -----------------    ------------------                      ----
                                      Average    Average   Average   Average    Average    Average
                                      Balance     Rate     Balance     Rate     Balance     Rate
                                      -------     ----     -------     ----     -------     ----
                                                         (Dollars in thousands)
Checking accounts:
   Non-interest-bearing.......       $ 81,926        --%  $ 80,423        --%  $ 77,862       --%
   Interest-bearing...........         51,881      0.60     45,791      0.39     54,788     0.58
Passbook and club accounts....         75,734      0.52     76,356      0.51     76,641     0.70
Money market accounts.........         62,225      1.67     58,103      0.89     61,138     1.05
Certificate accounts..........        245,654      3.31    245,881      3.09    221,186     3.30
                                     --------      ----    -------      ----    -------     ----
         Total................       $517,420      1.91%  $506,554      1.71%  $491,615     1.79%
                                     ========      ====   ========      ====   ========     ====

         The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining at December 31, 2005 (in thousands).


                                                          Certificates of
          Maturity Periods                                    Deposit
          ----------------                                ---------------
          Three months or less......................           $15,718
          Over three through six months.............            11,934
          Over six through twelve months............            17,750
          Over twelve months........................            19,283
                                                               -------
                Total...............................           $64,685
                                                               =======

         Borrowings. Deposits are the primary source of funds for the Registrant's lending and investment activities as well as for general business purposes. Should the need arise, the Registrant has a maximum borrowing capacity with the FHLB of $301.9 million. At December 31, 2005, there were outstanding $68.7 million of long-term FHLB borrowings.

         The following table sets forth certain information regarding the Bank's repurchase agreements which were the only category of short-term borrowings (due within one year or less) whose average balance for the past fiscal year exceeded 30% of stockholders equity at December 31, 2005.

                                                  At or for the Year Ended December 31,
                                                  -------------------------------------
                                                       2005       2004       2003
                                                     -------    -------    -------
                                                        (Dollars in Thousands)
Average balance outstanding ......................   $20,209    $15,205    $15,999
Maximum amount outstanding at any
  month-end during the period ....................   $38,686    $24,682    $22,212
Weighted average interest rate during the period..      2.79%      1.01%      0.84%
Balance outstanding at end of period .............   $18,443    $15,157    $12,611
Weighted average interest rate at end of period...      3.51%      1.51%      0.75%

Trust Services

         The Bank offers a variety of trust services including trust management, estate planning and administration, investment counseling and management and retirement planning. The Bank serves as trustee for testamentary, living, irrevocable and charitable trusts, administers investment agencies, employee benefit plans, guardianships, special needs trusts and offers separately managed accounts. The Bank's fees for these services are generally a percentage of the assets under management. As of December 31, 2005, the Bank had $115.1 million in assets under management compared to $110.0 million at December 31, 2004. The increase in assets under management in 2005 was primarily due to increase in 401(k) plans. For the year ended December 31, 2005, the Bank had income of $455,000 from its trust services.

Personnel

         As of December 31, 2005, the Registrant had 186 full-time and 53 part-time employees. None of the Registrant's employees are represented by a collective bargaining group.

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

         Pennsylvania Banking Law. The Pennsylvania Banking Code ("Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state chartered commercial banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

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

         Under the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006: (i) the Bank Insurance Fund and the Savings Association Insurance Fund will be merged into a new combined fund, to be called the Deposit Insurance Fund effective July 1, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts will be increased to $250,000 per participant subject to adjustment for inflation. The FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

         The FDIC will be authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

         Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like the Bank are not members of the Federal Reserve System. At December 31, 2005, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

         The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of December 31, 2005.

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

         As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to 4.55% of its outstanding residential mortgage loans plus 0.55% of its unused maximum borrowing capacity. At December 31, 2005, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non- interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2005, the Bank met its reserve requirements.

Item 1A. Risk Factors
---------------------

         Investing in our securities may involve certain risks, including the risks described below. You should carefully consider these risk factors together with all other available information and data before you decide to invest in our securities.

Our loan portfolio includes a substantial amount of commercial and commercial real estate loans.

         Our commercial loan portfolio, including real estate and non-real estate loans, was $146.9 million at December 31, 2005, comprising 32.9% of total loans. Commercial loans generally involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our customers would hurt our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. A number of factors may affect a borrower's ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

         Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may to a greater extent than residential loans be subject to adverse conditions in the real estate market or economy.

Our concentration of loans in the Pittsburgh area exposes us to the risk of a possible economic downturn affecting that area.

         Because our loans are concentrated in the Pittsburgh area, a decline in the general economic conditions of this area could have a material adverse effect on our financial condition, results of operations and cash flows. In recent years, Pittsburgh has experienced the loss of several major employers and is expected to experience additional job losses as the result of the U.S. Airways merger and a decline in population. The Pittsburgh area is characterized by an aging population and household incomes below the national average. These factors may tend to limit economic growth and business opportunities.

If we have failed to provide an adequate allowance for loan losses, there could be a significant negative impact on our earnings.

         The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan. Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, our management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses. At December 31, 2005, our allowance for loan losses was $3.6 million which represented 0.80% of total loans and 400% of nonperforming loans. If our management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the bank regulatory authorities require the Bank to increase its allowance for loan losses, our earnings could be significantly and adversely affected.

         As our loan portfolio has increased, we have increased our allowance for loan losses. Future additions to the allowance in the form of provisions for loan losses may be necessary due to changes in economic conditions or growth of our loan portfolio. As a result of the recent growth in our lending practices, a significant portion of our total loan portfolio may be considered unseasoned. Accordingly, specific payment and loss experience for this portion of the portfolio has not yet been fully established, and there is the potential for additional loan losses.

Future changes in interest rates may reduce our profits.

         Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

          o the interest income we earn on interest-earning assets, such as loans and investment securities; and

          o the interest expense we pay on our interest-bearing liabilities, such as deposits and amounts we borrow.

If more interest-earning assets than interest-bearing liabilities re-price or mature during a time when interest rates are declining, then our net interest income may be reduced. If more interest-bearing liabilities than interest-earning assets re-price or mature during a time when interest rates are rising, then our net interest income may be reduced. At December 31, 2005, our interest-earning liabilities maturing or repricing within one year exceeded our interest-bearing assets maturing or repricing within one year by $71.8 million. As a result, the yield on our interest-earning assets should adjust to changes in interest rates at a faster rate than the cost of our interest-bearing liabilities and our net interest income may be reduced when interest rates decrease significantly for long periods of time.

The loss of any of our executive officers could hurt our operations

         We rely heavily on our executive management team, the loss of any one of whom could have an adverse effect on our operations. As a community bank, our executive officers have more responsibility than would be typical at a larger financial institution with more employees. In addition, we have fewer senior level managers who would are in a position to succeed and assume the responsibilities of our executive officers. The loss of their business experience and relationships could affect our ability to generate loans and deposits.

Our shareholder rights plan could have the effect of deterring accumulations of our common stock.

         The Company has adopted a shareholder rights plan pursuant to which the Company has distributed to each shareholder of record one right for each share held. The rights do not become exercisable until a person (other than an exempt person) acquires beneficial ownership of 10% or more of the Company's outstanding common stock or commences a tender or exchange offer that would result in the person becoming a 10% or greater beneficial owner (an "Acquiring Person"). In that event, each rights holder other than the Acquiring Person will be entitled to purchase shares of the Company's common stock having value equal to twice the exercise price of the rights. In the event the Company merges with an Acquiring Person or an affiliate or associate of the Acquiring Person, the rights entitle holders other than the Acquiring Person to purchase a similar amount of that entity's stock at half price. The effect of the shareholder rights plan would be to significantly dilute the ownership of an Acquiring Person which may deter persons from accumulating large positions in our common stock.

Various other provisions in our governing documents could have the effect on insulating management from a hostile takeover.

         The Company's Articles of Incorporation and Bylaws contain various other provisions that could have the effect of deterring changes in control which are not approved in advance by our Board of Directors, including:

         o    Supermajority Vote Required for Business Combinations;
         o    Consideration of Non-Monetary Factors in Evaluating Tender Offers;
         o    Classified Board of Directors;
         o    Restriction on Number of Directors and Filling Board Vacancies;
         o    Additional Shares of Authorized Common Stock; and
         o    Supermajority Vote Required for Charter Amendments.

         These provisions could have the effect of deterring a change in control of the Company. As a result, shareholders who wish to participate in a change in control transaction may not have the opportunity to do so.

Item 1B.  Unresolved Staff Comments
-----------------------------------

         Not applicable.

Item 2.  Properties
-------------------

         At December 31, 2005, the Registrant operated from its main office, six branch offices and four supermarket branch offices and two loan offices and a trust office, all located in southwestern Pennsylvania. The total net book value of the Registrant's investment in premises and equipment at December 31, 2005, was approximately $5.6 million. The main office of the Company and of the Bank and three branch offices are owned by the Bank and the remaining three branch offices, four supermarket branch offices, and the Bank's trust division and a loan center, are leased by the Bank. These leases have initial terms of one to twenty years, and all leases contain renewal options for additional periods of 1 to 5 years.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     Part II

Item 5. Market for the Registrant's  Common Equity,  Related Stockholder Matters
--------------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

         (a) Market for Common Equity. The information contained under the section captioned "Stock Market Information" in the 2005 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference. The Registrant did not sell any equity securities that were not registered under the Securities Act of 1933 during the period under report.

         (b) Use of Proceeds. Not applicable

         (c) Issuer Purchase of Equity Securities. Not applicable.

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

         (b)      Internal Control Over Financial Reporting

         Management's Report on Internal Control Over Financial Reporting and the Attestation Report of its Independent Registered Public Accounting Firm are incorporated herein by reference from the Annual Report.

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

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" and "-- Biographical Information" in the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference.

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

         (d)  Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth below is  information as of December 31, 2005 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                           EQUITY COMPENSATION PLAN INFORMATION
                                            (a)                   (b)                     (c)
                                                                                  Number of securities
                                   Number of securities    Weighted-average      remaining available for
                                     to be issued upon     exercise price of      future issuance under
                                        exercise of           outstanding       equity compensation plans
                                   outstanding options,    options, warrants      (excluding securities
                                   warrants and rights        and rights        reflected in column (a))
                                   --------------------       ----------        ------------------------
Equity compensation plans
approved by shareholders:
2000 Stock Option Plan...........         87,271                $30.86                   150,000
Equity compensation plans
not approved by shareholders.....            --                    --                       --
                                          ------                ------                   -------
     TOTAL.......................         87,271                $30.86                   150,000
                                          ======                ======                   =======

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

                  1. The consolidated statements of financial condition of IBT Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005, together with the related notes and the independent auditors' report of Edwards Sauer & Owens, P.C., independent registered public accounting firm.

                  2. Schedules omitted as they are not applicable.

                  3.       Exhibits
                            3(i)   Articles of Incorporation of IBT Bancorp, Inc.*
                            3(ii)  Amended  Bylaws of IBT  Bancorp,  Inc.**
                            4.1    Rights Agreement, dated as of November 18, 2003 by and between IBT
                                   Bancorp, Inc. and Registrar and Transfer Company***
                           10 +    Change In Control Severance Agreement with Charles G. Urtin****
                           10.1 +  Deferred Compensation Plan For Bank Directors****
                           10.2 +  Death Benefit Only Deferred Compensation Plan For Bank Directors
                                   effective as of January 1, 1990****
                           10.3 +  Retirement and Death Benefit Deferred Compensation Plan For
                                   Bank Directors effective as of January 1, 1990****
                           10.4 +  2000 Stock Option Plan*****
                           10.5 +  Irwin Bank & Trust Company Supplemental Pension Plan******
                           10.6 +  Medical Insurance Continuation Agreement with Charles G. Urtin*******
                           13      Portions of the 2005 Annual Report to Shareholders
                           21      Subsidiaries
                           23      Consent of Edwards, Sauer & Owens, P.C.



                           31.1    Rule 13a-14(a) Certification of Chief Executive Officer
                           31.2    Rule 13a-14(a) Certification of Chief Financial Officer
                           32      Section 1350 Certification

 -------------------------
 +       Management contract or compensatory plan or arrangement.
 * Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10 (File No. 0-25903) filed April 29, 1999.
 ** Incorporated by reference to the identically numbered exhibits of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
 *** Incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement (File No. 001-31655) filed with the SEC on November 20, 2003.
**** Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
***** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-40398) filed with the SEC on June 29, 2000.
****** Incorporated by reference to identically numbered exhibit in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
******* Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 6, 2006.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 8, 2006.

                                          IBT BANCORP, INC.


                                          By:   /s/Charles G. Urtin
                                                -------------------------------
                                                Charles G. Urtin, President and
                                                Chief Executive Officer
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below as of March 8, 2006 by the following persons on behalf of the registrant and in the capacities indicated.


/s/Charles G. Urtin                                           /s/Thomas E. Deger
--------------------------------------------                  -----------------------------------
Charles G. Urtin, President, Chief Executive                  Thomas E. Deger
Officer, and Director                                         Director
(Principal Executive Officer)

/s/Richard L. Ryan                                            /s/John N. Brenzia
--------------------------------------------                  -----------------------------------
Richard L. Ryan                                               John N. Brenzia
Director                                                      Director

/s/Charles W. Hengenroeder                                    /s/Robert C. Whisner
--------------------------------------------                  -----------------------------------
Charles W. Hengenroeder                                       Robert C. Whisner
Director                                                      Director

/s/Grant J. Shevchik                                          /s/Robert Rebich, Jr.
--------------------------------------------                  -----------------------------------
Grant J. Shevchik                                             Robert Rebich, Jr.
Director                                                      Director

/s/Raymond G. Suchta
--------------------------------------------                  -----------------------------------
Raymond G. Suchta                                             Richard J. Hoffman
Senior Vice President and Chief Financial Officer             Director
(Principal Financial and Accounting Officer)
