Form 10-Q
period 2006-03-31
IBT BANCORP INC
filed 2006-05-09
CIK 801122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                           Commission File No. 1-31655

                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Pennsylvania                                 25-1532164
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

309 Main Street, Irwin, Pennsylvania                    15642
------------------------------------                    -----
(Address of principal executive offices)              (Zip Code)

                                 (724) 863-3100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

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

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No


Number of shares of Common Stock outstanding as of May 09, 2006:    2,954,080

                                IBT BANCORP, INC.

                                    Contents
                                    --------


                                                                                                              Pages
                                                                                                              -----
PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements............................................................................  2

                Consolidated balance sheets at March 31, 2006
                (unaudited) and December 31, 2005...............................................................  2

                Consolidated statements of income (unaudited) for the three months ended March 31, 2006 and 2005 ..................................................................  3

                Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2006 and 2005...................................................................  4

                Notes to consolidated financial statements......................................................  5


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................  6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................  11

     Item 4.    Controls and Procedures.........................................................................  11

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings...............................................................................  12

     Item 1A.   Risk Factors....................................................................................  12

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.....................................  12

     Item 3.    Defaults upon Senior Securities.................................................................  13

     Item 4.    Submission of Matters to a Vote of Security-Holders.............................................  13

     Item 5.    Other Information...............................................................................  13

     Item 6.    Exhibits........................................................................................  13

Signatures......................................................................................................  15


CONSOLIDATED BALANCE SHEETS
IBT BANCORP, INC. AND SUBSIDIARY

                                                                                   March 31, 2006  December  31, 2005
                                                                                   --------------  ------------------
                                                                                     (unaudited)     (unaudited)
                                                                                   --------------  ------------------
ASSETS
       Cash and due from banks                                                     $  18,374,973      $  15,063,970
       Interest-bearing deposits in banks                                                199,369            435,970
       Federal funds sold                                                              4,950,000                  -
       Certificates of deposit                                                           100,000            100,000
       Securities available for sale                                                 200,231,601        195,993,449
       Federal Home Loan Bank stock, at cost                                           5,482,300          5,469,600
       Loans, net                                                                    450,965,563        442,225,344
       Premises and equipment, net                                                     5,534,321          5,624,572
       Other assets                                                                   20,518,402         20,237,792
                                                                                   -------------      -------------

Total Assets                                                                       $ 706,356,529      $ 685,150,697
                                                                                   =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                                                    $  82,584,241      $  83,846,681
           Interest-bearing                                                          444,119,758        436,639,077
                                                                                   -------------      -------------

           Total deposits                                                            526,703,999        520,485,758

       Repurchase agreements                                                          32,952,404         18,442,703
       Accrued interest and other liabilities                                          6,200,629          4,022,118
       Federal funds purchased                                                                 -         12,468,000
       FHLB advances                                                                  78,990,242         68,651,125
                                                                                   -------------      -------------

       Total liabilities                                                             644,847,274        624,069,704

Stockholders' Equity
       Capital stock, par value $1.25 per share,
          50,000,000 shares  authorized, 3,023,799
          shares issued, 2,954,080 and 2,955,455 shares
          outstanding at March 31, 2006 and
          December 31, 2005, respectively                                              3,779,749          3,779,749
       Surplus                                                                         1,227,680          1,231,444
       Retained earnings                                                              59,763,942         58,931,230
       Accumulated other comprehensive income                                           (859,955)          (512,029)
                                                                                   -------------      -------------

                                                                                      63,911,416         63,430,394
       Less:  Treasury stock, at cost                                                 (2,402,161)        (2,349,401)
                                                                                   -------------      -------------

       Total stockholders' equity                                                     61,509,255         61,080,993
                                                                                   -------------      -------------

Total Liabilities and Stockholders' Equity                                         $ 706,356,529      $ 685,150,697
                                                                                   =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
IBT BANCORP, INC. AND SUBSIDIARY

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              2006         2005
                                                           ----------   ----------
                                                                 (unaudited)
Interest Income
      Loans, including fees                                $7,214,485   $6,724,232
      Investment securities                                 2,202,385    2,005,579
      Federal funds sold                                        1,472        8,220
                                                           ----------   ----------

      Total interest income                                 9,418,342    8,738,031

Interest Expense
      Deposits                                              2,891,101    2,317,160
      FHLB advances                                           757,706      729,507
      Repurchase agreements                                   177,905       64,946
      Federal funds purchased                                 183,934       15,011
                                                           ----------   ----------

      Total interest expense                                4,010,646    3,126,624
                                                           ----------   ----------
Net Interest Income                                         5,407,696    5,611,407

Provision for Loan Losses                                     300,000      300,000
                                                           ----------   ----------
Net Interest Income after Provision
      for Loan Losses                                       5,107,696    5,311,407

Other Income
      Service fees                                            872,154      848,221
      Investment security gains                               255,000       81,111
      Increase in cash surrender value of life insurance      110,287      107,515
      Debit card fees                                         196,513      175,075
      Other income                                            410,599      412,748
                                                           ----------   ----------

      Total other income                                    1,844,553    1,624,670

Other Expenses
      Salaries                                              1,543,630    1,407,008
      Pension and other employee benefits                     577,611      471,504
      Occupancy expense                                       413,466      433,749
      Data processing expense                                 267,321      236,007
      Pennsylvania shares tax                                 150,785      131,643
      Advertising expense                                      62,929       59,575
      Other expenses                                        1,021,921      970,675
                                                           ----------   ----------
      Total other expenses                                  4,037,663    3,710,161
                                                           ----------   ----------
Income Before Income Taxes                                  2,914,586    3,225,916

Provision for Income Taxes                                    604,147      901,770
                                                           ----------   ----------
Net Income                                                 $2,310,439   $2,324,146
                                                           ==========   ==========

Basic Earnings per Share                                   $     0.78   $     0.79
                                                           ==========   ==========
Diluted Earnings per Share                                 $     0.78   $     0.78
                                                           ==========   ==========
Dividends per Share                                        $     0.50   $     0.46
                                                           ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
IBT BANCORP, INC. AND SUBSIDIARY

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 2006           2005
                                                            ------------    ------------
                                                                     (unaudited)
                                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                            $  2,310,439    $  2,324,146
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                           204,000         244,548
          Increase in cash surrender value of insurance         (110,287)       (107,515)
          Net amortization/accretion of
            premiums and discounts                               111,912         227,780
          Investment security gains                             (255,000)        (81,111)
          Provision for loan losses                              300,000         300,000
          Increase (decrease) in cash due
            to changes in assets and liabilities:
              Other assets                                        13,097         290,624
              Accrued interest and other liabilities           2,178,511       1,719,028
                                                            ------------    ------------
      Net Cash From Operating Activities                       4,752,672       4,917,500

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales of securities
        available for sale                                     2,565,000               -
      Proceeds from maturities of securities
        available for sale                                     7,512,912      12,892,904
      Purchase of securities available for sale              (14,776,895)    (14,645,746)
      Net (increase) decrease in loans                        (8,967,646)      6,940,362
      Purchases of premises and equipment                       (113,749)        (98,219)
      Proceeds from sales of Federal Home Loan Bank stock      2,372,000       2,022,300
      Purchase of Federal Home Loan Bank stock                (2,384,700)     (1,629,000)
                                                            ------------    ------------
      Net Cash (Used By) From Investing Activities           (13,793,078)      5,482,601

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits                      6,218,241      (2,908,336)
      Net increase in securities sold
        under repurchase agreements                           14,509,701       4,372,924
      Dividends paid                                          (1,477,727)     (1,359,509)
      Proceeds from FHLB advances                             12,000,000               -
      Repayment of FHLB advances                              (1,660,883)       (399,188)
      Federal funds purchased                                (12,468,000)              -
      Exercised stock options                                     (3,764)              -
      Purchase Treasury stock                                    (52,760)              -
                                                            ------------    ------------

      Net Cash From (Used By) Financing Activities            17,064,808        (294,109)
                                                            ------------    ------------

Net Change in Cash and Cash Equivalents                        8,024,402      10,105,992

Cash and Cash Equivalents at Beginning of Period              15,499,940      16,187,171
                                                            ------------    ------------
Cash and Cash Equivalents at End of Period                  $ 23,524,342    $ 26,293,163
                                                            ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended March 31, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2005.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 2,954,922 for the three months ended March 31, 2006 and 2,955,455 for the three months ended March 31, 2005.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2006 and 2005 was $1,962,513 and $1,079,787, respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                       March 31, 2006
                              ---------------------------------------------------------------
                                                   Gross            Gross
                                 Amortized       Unrealized       Unrealized        Market
                                   Cost            Gains            Losses          Value
                              -------------   -------------    -------------    -------------
Obligations of
   U.S. Government Agencies   $  75,609,764   $      25,940    $  (1,575,723)   $  74,059,981
Obligations of States and
   political sub-divisions       57,089,629       1,272,854         (270,391)      58,092,092
Mortgage-backed securities       63,542,582          74,420       (1,887,370)      61,729,632
Other securities                    197,284               -               (1)         197,283
Equity securities                 5,454,789         719,097          (21,273)       6,152,613
                              -------------   -------------    -------------    -------------
                              $ 201,894,048   $   2,092,311    $  (3,754,758)   $ 200,231,601
                              =============   =============    =============    =============

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which include changes in interest rates, risks associated with the effect of opening new branches, the ability to control costs and expenses, and general economic conditions. IBT Bancorp, Inc. undertakes no obligation to update those forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

         IBT Bancorp, Inc. is a bank holding company headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking and trust services through its wholly owned banking subsidiary, Irwin Bank & Trust Co. (collectively, the "Company"). The Company's stock is traded on the American Stock Exchange under the symbol IRW.

FINANCIAL CONDITION

         At March 31, 2006 total assets increased $21.2 million to $706.4 million from $685.2 million at December 31, 2005. Asset growth was primarily due to increases in net loans, securities available for sale, and federal funds sold of $8.7 million, $4.2 million, and $4.9 million, respectively.

         Net loans increased to $451.0 million at March 31, 2006 from $442.2 million at December 31, 2005. This change was primarily due to an increase in real estate secured mortgage and commercial loans of $6.1 million and consumer term loans of $2.6 million.

         At March 31, 2006, securities available for sale increased $4.2 million to $200.2 million from $196.0 million at December 31, 2005. This change was primarily due to increases in mortgage-backed securities and obligations of states and political sub-divisions, which posted net increases of $7.9 million and $3.3 million, respectively offset by a net decrease in obligations of U.S. government agencies of $4.8 million and equity securities of $2.1 million. The Company evaluates the available-for-sale investment portfolio on an on-going basis to maximize yield, within established risk thresholds, making purchasing and selling decisions accordingly.

         At March 31, 2006, total liabilities increased $20.7 million to $644.8 million from $624.1 million at December 31, 2005. This increase was primarily the result of increases in repurchase agreements, FHLB advances, and interest-bearing deposits of $14.6 million, $10.3 million, and $7.4 million, respectively offset by a $12.5 million decrease in federal funds purchased.

          Repurchase agreements increased to $33.0 million at March 31, 2006, from $18.4 million at December 31, 2005. The Company offers its corporate customers sweep accounts where unused deposit balances are swept into an overnight repurchase agreement yielding market rates.

         FHLB advances reached $79.0 million at March 31, 2006, from $68.7 million at December 31, 2005. The increase is due to $12.0 million in additional advances with terms ranging from six months to eighteen months and an average cost of 5.26%. These advances will be used to fund loan demand. Offsetting the increase were re-payments of $1.7 million.

         Interest-bearing deposits increased to $444.1 million at March 31, 2006, from $436.7 million at December 31, 2005. The increase of $7.4 million was primarily in certificates of deposit and interest-bearing checking accounts, which increased $5.3 million and $4.5 million, respectively. The increases were offset by a $3.1 million decrease in money market accounts. The interest rates offered on certificates of deposit and the services and benefits bundled into the interest-bearing checking products have been responsible for the overall growth in interest-bearing deposits.

         Non-interest bearing deposit accounts decreased to $82.6 million at March 31, 2006, from $83.8 million at December 31, 2005. The decrease of $1.2 million is attributed to normal fluctuations, which arise due to the timing of month-end pension and social security deposits.

         At March 31, 2006 total stockholders' equity increased $400,000 to $61.5 million from $61.1 million at December 31, 2005. The increase was primarily due to net income of $2.3 million offset by dividends paid of $1.5 million, a decrease in accumulated other comprehensive income (net of deferred income taxes) of $350,000, and treasury stock purchased of $53,000. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gains/losses on securities available for sale. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

         Net income. Net income for the three months ended March 31, 2006 decreased $14,000, or .60%, to $2,310,000, or $.78 diluted earnings per share from $2,324,000, or $.78 diluted earnings per share, for the comparable three month period in 2005. The decrease for the three months ended March 31, 2006 was primarily the result of a decrease in net interest income and an increase in other expense offset by an increase in other income.

         Net interest income. Net interest income declined to $5,408,000 for the three months ended March 31, 2006 compared to $5,611,000 for the three months ended March 31, 2005. While interest income increased 8% over the comparable 2005 quarter, interest expense increased 28%. This was due to rates paid for deposits increasing at a rate faster than rates charged for loans. As a result, the Company's net interest spread tightened to 2.83% from 3.13 % in the prior year period and its net interest margin narrowed to 3.31% from 3.54%. The narrowing of the spread and margin reflect the flattening of the yield curve between periods, which has seen a steady increase in short-term rates while long-term rates have remained stable. Because the loan portfolio is primarily fixed rate, earning asset yields have not adjusted as quickly to the rate environment as funding costs.

         Interest income. Interest income for the three months ended March 31, 2006 increased $680,000 to $9,418,000 from $8,738,000 for the comparable three month period in 2005. The average balance of interest earning assets increased $18.9 million for the three months ended March 31, 2006, to $653.8 million from $634.9 million for the comparable period in 2005, the yield on these assets increased 26 basis points to 5.76%, for the three months ended March 31, 2006 from 5.50% for the comparable period in 2005. See "Average Balance Sheet and Rate/Volume Analysis"

         Interest expense. Interest expense for the three months ended March 31, 2006 increased $884,000 to $4,010,000 from $3,127,000 for the comparable period in 2005. The change in interest expense was primarily attributed to an increase of $18.7 million in the average balance of interest-bearing liabilities and a 56 basis point increase in the average cost of funds to 2.93% for the three months ended March 31, 2006 from 2.37% for the comparable period in 2005. See "Average Balance Sheet and Rate/Volume Analysis"


         Average Balance Sheet

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.


                                                 Three Months Ended March 31,              Three Months Ended March 31,
                                                             2006                                        2005
                                              --------------------------------------    ------------------------------------

                                              Average                        Average        Average                 Average
                                              Balance     Interest         Yield/Cost       Balance    Interest   Yield/Cost
                                              ------------------------------------------------------------------------------

                                                    (Dollars In Thousands)                    (Dollars In Thousands)
Interest-earning assets:
  Loans receivable    (1)                   $ 449,608     $ 7,215             6.42%      $  436,054   $  6,724        6.17%
  Investment securities  (2)                  204,026       2,202             4.32%         197,348      2,006        4.07%
  Federal funds sold                              171           1             3.44%           1,533          8        2.14%
                                            ---------     -------         --------       ----------   --------     -------
    Total interest earning assets           $ 653,805     $ 9,418             5.76%      $  634,935   $  8,738        5.50%

Non-interest earning assets (3)                36,999                                        38,766
                                            ---------                                    ----------
    Total assets                            $ 690,805                                    $  673,701
                                            =========                                    ==========

Interest-bearing liabilities:
  Money market accounts                     $  54,411     $   279             2.05%      $   62,194   $    214        1.37%
  Certificates of Deposit                     256,989       2,426             3.78%         249,222      1,932        3.10%
  Other liabilities (4)                       235,153       1,305             2.22%         216,452        981        1.81%
                                            ---------     -------         --------       ----------   --------     -------
    Total interest-bearing liabilities      $ 546,552     $ 4,010             2.94%      $  527,868   $  3,127        2.37%
                                                          -------         --------                     -------     -------

Non-interest-bearing liabilities (3)           83,746                                        85,493
                                            ---------                                   -----------
    Total liabilities                       $ 630,298                                    $  613,361

Stockholders' equity (5)                       60,507                                        60,340
                                            ---------                                   -----------
    Total liabilities and
       stockholders' equity                 $ 690,805                                    $  673,701
                                            =========                                   ===========
Net interest income                                       $ 5,408                                     $  5,611
                                                          =======                                    =========
Interest rate spread (6)                                                      2.82%                                   3.13%
                                                                        ==========                              ==========
Net interest margin (7)                                                       3.31%                                   3.54%
                                                                        ==========                              ==========
Ratio of average interest-earning
    assets to average interest-bearing
    liabilities                                                             119.62%                                 120.28%
                                                                        ==========                              ==========

----------------------------------------------------------------------------------------------------------------------------

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

                                                       Three Month Period ended March 31,
                                                                2006 vs. 2005
                                               -----------------------------------------------
                                                             Increase (Decrease)
                                                                    Due to
                                               -----------------------------------------------
                                                  Volume         Rate               Net
                                               -------------- ----------------- --------------
                                                            (Dollars In Thousands)
Interest income:
  Loans receivable                             $       210    $          281    $          491
  Investment securities available for sale              67               129               196
  Other interest earning assets                         (8)                1                (7)
                                               -----------    --------------    --------------
    Total interest-earning assets                      269               411               680
                                               ===========    ==============    ==============


Interest expense:
  Money market accounts                                (27)               92                65
  Certificates of deposit                               60               434               494
  Other liabilities                                     84               240               324
                                               -----------    --------------    --------------
  Total interest-bearing liabilities                   117               766               883
                                               ===========    ==============    ==============
Net change in net interest income              $       152    $         (355)   $         (203)
                                               ===========    ==============    ==============


Provision for loan losses. For the three months ended March 31, 2006 and 2005, the provision for loan losses was $300,000. At March 31, 2006, the allowance for loan losses equaled .82% of total loans outstanding compared to .67% at March 31, 2005. Net charge-offs as a percentage of average loans for the respective periods were .02% and .003%.

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

         Large groups of homogeneous loans, such as residential real estate, small commercial real estate loans and home equity and consumer loans are evaluated in the aggregate using historical loss factors and other data. The amount of loss reserve is calculated using historical loss rates, net of recoveries on a five year rolling weighted average, adjusted for environmental, and other qualitative factors such as industry, geographical, economic and political factors that can effect loss rates or loss measurements Watch and classified loans are allocated additional reserves.

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

         Other income. Total other income for the three months ended March 31, 2006 increased $220,000 to $1,845,000 from $1,625,000 for the comparable three month period in 2005. The increase in other income for the three months ended March 31, 2006 was primarily due to an increase in investment security gains of $174,000. Service fees and debit card fees collected also increased $24,000 and $21,000, respectively, from the comparable period in 2005. A growing deposit base and increased transactions supported the additional fees collected. The change in security gains was due to the sale of equity securities, that were written down in December 2004.

         Other expense. Total other expense for the three month period ended March 31, 2006 increased $328,000 to $4,038,000 from $3,710,000 for the comparable three month period in 2005. Salaries and pension and employee benefit costs increased $137,000 and $106,000, respectively at March 31, 2006 from the comparable period in 2005 due to annual salary increases, staff additions, and the increased cost of funding the Company's pension plan in the low rate environment. The balances of the increases are due to normal increases in the cost of doing business.

         Provision for income taxes. Income taxes decreased to $604,000 for the three month period ended March 31, 2006 from $902,000 for the comparable quarter in 2005 as a result of non-taxable security gains recorded from the sale of equity securities and the net increase in tax free obligations of states and political sub-divisions of $3.3 million. Although the securities were written down, for financial reporting purposes, in December 2004, their tax basis did not change. Due to these factors, the effective tax rate decreased to 21% for the first quarter of 2006 from 28% for the comparable quarter in 2005.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the three months ended March 31, 2006 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2005.

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

Item 1A. Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          (a)  Unregistered Sales of Equity  Securities.  Not Applicable

          (b)  Use of Proceeds.  Not  Applicable

          (c)  Issuer Purchases of Equity Securities.

--------------------------- -------------------- --------------------- ----------------------- -----------------------------
                                                                          (c) Total Number          (d) Maximum Number
                                                                        Of Shares (or Units)      (or Approximate Dollar
                                                         (b)             Purchased as Part        Value) of Shares (or
                            (a) Total Number         Average Price          Of Publicly          Units) that May Yet Be
                             Of Shares (or           Paid per Share         Announced Plans      Purchased Under the
Period                       Units) Purchased         (or Unit)            or Programs*            Plans or Programs
--------------------------- -------------------- --------------------- ----------------------- -----------------------------


January 1 through 31                --                $     --                 68,344                   82,756
--------------------------- -------------------- --------------------- ----------------------- -----------------------------
February 1 through 28              700                  38.475                 69,044                   82,056
--------------------------- -------------------- --------------------- ----------------------- -----------------------------
March 1 through 31                 675                   37.69                 69,719                   81,381
--------------------------- -------------------- --------------------- ----------------------- -----------------------------
Total                            1,375                $  38.09                 69,719                   81,381
--------------------------- -------------------- --------------------- ----------------------- -----------------------------

* On November 18, 1999, the Registrant announced a stock repurchase plan for up to 151,000 shares.

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

    _________________________
          * Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10 (File No. 0-25903) filed April 29, 1999.
          **     Incorporated by reference to the identically  numbered  exhibit of the
13

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


                                         IBT BANCORP, INC.


Date:    May 8, 2006                     By:  /s/Charles G. Urtin
                                              ----------------------------------
                                              Charles G. Urtin
                                              President, Chief Executive Officer
                                              (Duly authorized officer)



Date:    May 8, 2006                     By:  /s/Raymond G. Suchta
                                              ----------------------------------
                                              Raymond G. Suchta
                                              Chief Financial Officer
                                              (Principal Financial Officer)


15