Form 10-Q
period 2006-06-30
IBT BANCORP INC
filed 2006-08-07
CIK 801122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

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

Large accelerated filer [ ]  Accelerated filer [X]     Non-accelerated filer [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    [ ] Yes   [X] No


Number of shares of Common Stock outstanding as of August 03, 2006:  2,941,920

                                IBT BANCORP, INC.

                                    Contents
                                    --------

                                                                                                 Pages
                                                                                                 -----
PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements.............................................................   2

                Consolidated balance sheets (unaudited) at June 30, 2006
                and December 31, 2005............................................................   2

                Consolidated statements of income (unaudited) for the three and six months
                ended June 30, 2006 and 2005 ....................................................   3

                Consolidated statements of cash flows (unaudited) for the six months
                ended June 30, 2006 and 2005.....................................................   4

                Notes to consolidated financial statements.......................................   5


     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................   7

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................  14

     Item 4.    Controls and Procedures..........................................................  14

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings................................................................  15

     Item 1A.   Risk Factors.....................................................................  15

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds......................  15

     Item 3.    Defaults upon Senior Securities..................................................  16

     Item 4.    Submission of Matters to a Vote of Security-Holders..............................  16

     Item 5.    Other Information................................................................  16

     Item 6.    Exhibits.........................................................................  16

Signatures.......................................................................................  18


CONSOLIDATED BALANCE SHEETS
IBT BANCORP, INC. AND SUBSIDIARY

                                                                                   June 30, 2006  December 31, 2005
                                                                                   -------------  -----------------
                                                                                    (unaudited)      (unaudited)
                                                                                   -------------    -------------
ASSETS
       Cash and due from banks                                                     $  18,549,291    $  15,063,970
       Interest-bearing deposits in banks                                                336,448          435,970
       Federal funds sold                                                                      -                -
       Certificates of deposit                                                           100,000          100,000
       Securities available for sale                                                 206,003,575      195,993,449
       Federal Home Loan Bank stock, at cost                                           5,810,400        5,469,600
       Loans, net                                                                    459,119,172      442,225,344
       Premises and equipment, net                                                     5,461,487        5,624,572
       Other assets                                                                   21,625,794       20,237,792
                                                                                   -------------    -------------

Total Assets                                                                       $ 717,006,167    $ 685,150,697
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                                                    $  83,599,366    $  83,846,681
           Interest-bearing                                                          451,649,235      436,639,077
                                                                                   -------------    -------------

           Total deposits                                                            535,248,601      520,485,758

       Repurchase agreements                                                          31,384,499       18,442,703
       Accrued interest and other liabilities                                          4,877,102        4,022,118
       Federal funds purchased                                                         7,224,000       12,468,000
       FHLB advances                                                                  78,576,381       68,651,125
                                                                                   -------------    -------------

       Total liabilities                                                             657,310,583      624,069,704

Stockholders' Equity
       Capital stock, par value $1.25 per share,
          50,000,000 shares  authorized, 3,023,799
          shares issued, 2,941,920 and 2,955,455 shares
          outstanding at June 30, 2006 and
          December 31, 2005, respectively                                              3,779,749        3,779,749
       Surplus                                                                         1,267,488        1,231,444
       Retained earnings                                                              60,472,321       58,931,230
       Accumulated other comprehensive income                                         (2,930,738)        (512,029)
                                                                                   -------------    -------------

                                                                                      62,588,820       63,430,394
       Less:  Treasury stock, at cost                                                 (2,893,236)      (2,349,401)
                                                                                   -------------    -------------

       Total stockholders' equity                                                     59,695,584       61,080,993
                                                                                   -------------    -------------

Total Liabilities and Stockholders' Equity                                         $ 717,006,167    $ 685,150,697
                                                                                   =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
IBT BANCORP, INC. AND SUBSIDIARY

                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                      ----------------------------   ---------------------------
                                                          2006            2005           2006            2005
                                                      ------------    ------------   ------------    ------------
                                                               (unaudited)                    (unaudited)
                                                      ----------------------------   ----------------------------
Interest Income
      Loans, including fees                           $  7,491,597    $  6,680,995   $ 14,706,082    $ 13,405,227
      Investment securities                              2,352,143       2,098,145      4,554,528       4,103,724
      Federal funds sold                                    28,043          35,204         29,515          43,424
                                                      ------------    ------------   ------------    ------------

      Total interest income                              9,871,783       8,814,344     19,290,125      17,552,375

Interest Expense
      Deposits                                           3,142,129       2,419,635      6,033,230       4,736,796
      FHLB advances                                        871,972         734,406      1,629,678       1,463,913
      Repurchase agreements                                345,618         122,339        523,523         187,285
      Federal funds purchased                               33,242           4,046        217,176          19,056
                                                      ------------    ------------   ------------    ------------

      Total interest expense                             4,392,961       3,280,426      8,403,607       6,407,050
                                                      ------------    ------------   ------------    ------------
Net Interest Income                                      5,478,822       5,533,918     10,886,518      11,145,325

Provision for Loan Losses                                  550,000         300,000        850,000         600,000
                                                      ------------    ------------   ------------    ------------
Net Interest Income after Provision
      for Loan Losses                                    4,928,822       5,233,918     10,036,518      10,545,325

Other Income (losses)
       Service fees                                        931,800         902,136      1,803,954       1,750,357
       Investment security gains                           324,843          39,633        579,843         120,744
       Investment security losses                          (57,100)              -        (57,100)              -
       Increase in cash surrender value of
         life insurance                                    103,346         102,199        213,633         209,714
       Debit card fees                                     211,843         200,645        408,356         375,720
       Other income                                        343,819         533,008        754,418         945,756
                                                      ------------    ------------   ------------    ------------

      Total other income                                 1,858,551       1,777,621      3,703,104       3,402,291

Other Expenses
        Salaries                                         1,589,739       1,661,772      3,133,369       3,068,779
        Pension and other employee benefits                525,461         429,653      1,103,072         901,157
        Occupancy expense                                  396,930         436,457        810,396         870,206
        Data processing expense                            273,470         241,722        540,791         477,729
        Pennsylvania shares tax                            164,355         142,928        315,140         274,571
        Advertising expense                                104,466         101,600        167,395         161,175
        Other expenses                                   1,163,113       1,049,879      2,185,034       2,020,555
                                                      ------------    ------------   ------------    ------------

        Total other expenses                             4,217,534       4,064,011      8,255,197       7,774,172
                                                      ------------    ------------   ------------    ------------
Income Before Income Taxes                               2,569,839       2,947,528      5,484,425       6,173,444

Provision for Income Taxes                                 384,418         621,685        988,565       1,523,455
                                                      ------------    ------------   ------------    ------------
Net Income                                            $  2,185,421    $  2,325,843   $  4,495,860    $  4,649,989
                                                      ============    ============   ============    ============
Basic Earnings per Share                              $       0.74    $       0.79   $       1.52    $       1.58
                                                      ============    ============   ============    ============
Diluted Earnings per Share                            $       0.73    $       0.78   $       1.51    $       1.56
                                                      ============    ============   ============    ============
Dividends per Share                                   $       0.50    $       0.46   $       1.00    $       0.92
                                                      ============    ============   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
IBT BANCORP, INC. AND SUBSIDIARY

                                                              Six Months Ended June 30,
                                                            ----------------------------
                                                                 2006            2005
                                                            ------------    ------------
                                                                     (unaudited)
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                            $  4,495,860    $  4,649,989
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                           408,000         489,096
          Increase in cash surrender value of insurance         (213,633)       (209,714)
          Net amortization/accretion of
            premiums and discounts                               214,309         441,694
          Investment security gains                             (522,743)       (120,744)
          Provision for loan losses                              850,000         600,000
          Stock options granted                                   39,808               -
          Increase (decrease) in cash due
            to changes in assets and liabilities:
              Other assets                                       (68,073)      1,160,272
              Accrued interest and other liabilities             854,984        (398,746)
                                                            ------------    ------------
      Net Cash From Operating Activities                       6,058,512       6,611,847

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificates of deposit                       (100,000)       (100,000)
      Proceeds from maturity of certificates of deposit          100,000         100,000
      Proceeds from sales of securities
        available for sale                                    10,273,866               -
      Proceeds from maturities of securities
        available for sale                                    10,694,738      16,156,449
      Purchase of securities available for sale              (34,267,874)    (31,804,190)
      Net (increase) decrease in loans                       (17,671,255)      7,787,133
      Purchases of premises and equipment                       (244,915)       (273,095)
      Proceeds from sales of Federal Home Loan Bank stock      3,476,500       2,916,500
      Purchase of Federal Home Loan Bank stock                (3,817,300)     (2,327,400)
                                                            ------------    ------------
      Net Cash Used By Investing Activities                  (31,556,240)     (7,544,603)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits                     14,762,843      (9,028,586)
      Net increase in securities sold
        under repurchase agreements                           12,941,796       9,466,613
      Dividends paid                                          (2,954,769)     (2,719,017)
      Proceeds from FHLB advances                             12,000,000               -
      Repayment of FHLB advances                              (2,074,744)       (666,919)
      Net (decrease) increase in federal funds purchased      (5,244,000)      4,612,000
      Exercised stock options                                     (3,764)       (138,193)
      Purchase treasury stock                                   (543,835)              -
                                                            ------------    ------------

      Net Cash From Financing Activities                      28,883,527       1,525,898
                                                            ------------    ------------
Net Change in Cash and Cash Equivalents                        3,385,799         593,142
Cash and Cash Equivalents at Beginning of Period              15,499,940      16,187,171
                                                            ------------    ------------
Cash and Cash Equivalents at End of Period                  $ 18,885,739    $ 16,780,313
                                                            ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended June 30, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2005.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 2,952,649 and 2,953,796 for the three and six months ended June 30, 2006 and 2,955,455 for the three and six months ended June 30, 2005.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 2006 and 2005 was $114,638 and $3,269,976, respectively and for the six months ended June 30, 2006 and 2005 was $2,077,151 and $4,349,763, respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                     June 30, 2006
                              ---------------------------------------------------------------
                                                  Gross             Gross
                                 Amortized      Unrealized        Unrealized         Market
                                   Cost           Gains             Losses           Value
                              -------------   -------------    -------------    -------------
Obligations of
   U.S. Government Agencies   $  83,514,188   $           -    $  (2,203,037)   $  81,311,151
Obligations of States and
   political sub-divisions       61,151,185         951,564         (858,395)      61,244,354
Mortgage-backed securities       61,884,232               -       (2,964,741)      58,919,491
Other securities                     95,287               -               (3)          95,284
Equity securities                 4,014,789         446,400          (27,894)       4,433,295
                              -------------   -------------    -------------    -------------
                              $ 210,659,681   $   1,397,964    $  (6,054,070)   $ 206,003,575
                              =============   =============    =============    =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended June 30, 2006


NOTE E - STOCK OPTION PLAN

In April 2006, an additional 40,250 stock options were granted to employees and directors under the 2000 Stock Option Plan at an exercise price of $39.97 per share. Compensation expense of $39,808 was recorded in the second quarter regarding those options. As of June 30, 2006, 190,250 stock options have been granted, of which 81,902 are vested and are exercisable as follows: 31,250 are exercisable at $24.50 per share, 16,678 are exercisable at $23.00 per share, 20,443 are exercisable at $32.88, and 13,531 are exercisable at $52.40 per share; 8,000 are vested and exercisable at $39.97 in October 2006, 37,019 have not vested, 54,128 shares have been exercised and 9,201 have been forfeited.

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

FINANCIAL CONDITION

         At June 30, 2006 total assets increased $31.8 million to $717.0 million from $685.2 million at December 31, 2005. Asset growth was primarily due to increases in net loans, securities available for sale, and cash and due from banks of $16.9 million, $10.0 million, and $3.4 million, respectively.

         Net loans increased to $459.1 million at June 30, 2006 from $442.2 million at December 31, 2005. This change was primarily due to an increase in real estate secured mortgage and commercial loans of $17.4 million and consumer term loans of $4.7 million. Offsetting these increases was a decrease in consumer lines of credit of $2.0 million and loans made to municipalities of $2.5 million.

         At June 30, 2006, securities available for sale increased $10.0 million to $206.0 million from $196.0 million at December 31, 2005. This change was primarily due to increases in obligations of states and political sub-divisions, mortgage-backed securities, and obligations of U.S. government agencies, which posted net increases of $6.4 million, $5.1 million, and $2.4 million, respectively offset by a net decrease in equity securities of $3.9 million. The Company evaluates the available-for-sale investment portfolio on an on-going basis to maximize yield, within established risk thresholds, making purchasing and selling decisions accordingly.

         At June 30, 2006, total liabilities increased $33.2 million to $657.3 million from $624.1 million at December 31, 2005. This increase was primarily the result of increases in interest-bearing deposits, repurchase agreements, and FHLB advances of $15.0 million, $13.0 million, and $9.9 million, respectively offset by a $5.2 million decrease in federal funds purchased.

          Interest-bearing deposits increased to $451.6 million at June 30, 2006, from $436.6 million at December 31, 2005. The increase of $15.0 million was primarily in certificates of deposit and interest-bearing checking accounts, which increased $17.8 million and $2.8 million, respectively. The increases were offset primarily by a decrease in money market accounts and savings accounts of $4.3 million and $2.1 million, respectively. The interest rates offered on certificates of deposit and the services and benefits bundled into the interest-bearing checking products have been responsible for the overall growth in interest-bearing deposits.

         Repurchase agreements increased to $31.4 million at June 30, 2006, from $18.4 million at December 31, 2005. Growth in this account is attributed to additional repurchase agreement accounts as well existing customers maintaining higher balances. The Company offers its corporate customers sweep accounts where unused deposit balances are swept into an overnight repurchase agreement yielding market rates.

         FHLB advances reached $78.6 million at June 30, 2006, from $68.7 million at December 31, 2005. The increase is due to $12.0 million in additional advances with terms ranging from six months to eighteen months and an average cost of 5.26%. These advances will be used to fund loan demand. Offsetting the increase were re-payments of $2.1million.


         At June 30, 2006 total stockholders' equity decreased $1.4 million to $59.7 million from $61.1 million at December 31, 2005. The decrease was primarily due to dividends paid of $3.0 million, a decrease in accumulated other comprehensive income (net of deferred income taxes) of $2.4 million, and treasury stock purchased of $600,000 offset by net income of $4.5 million. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gains/losses on securities available for sale. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

         Net income. Net income for the three months ended June 30, 2006 decreased $140,000, or 6.04%, to $2,185,000, or $.73 diluted earnings per share from $2,326,000, or $.78 diluted earnings per share, for the comparable three month period in 2005. Net income for the six months ended June 30, 2006 decreased $154,000, or 3.31%, to $4,496,000, or $1.51 diluted earnings per share from $4,650,000, or $1.56 diluted earnings per share, for the comparable six month period in 2006. The decrease for the three and six months ended June 30, 2006 was primarily the result of a decrease in net interest income and increases in other expense and provision for loan losses, offset by an increase in other income and lower income tax expense.

         Net interest income. Net interest income declined to $5,479,000 for the three months ended June 30, 2006 compared to $5,534,000 for the three months ended June 30, 2005. The decrease was a result of $1,113,000 in additional interest expense partially offset by an increase in interest income of $1,057,000. Rates paid on deposit accounts have increased faster than rates charged for loans resulting in a tightening of the net interest spread to 2.76% from 3.05% for the comparable quarter in 2005 and a narrowing of the net interest margin to 3.26% from 3.47%. Net interest income declined to $10,887,000 for the six months ended June 30, 2006 compared to $11,145,000 for the six months ended June 30, 2005. Interest expense, for this period, increased $1,997,000 offset by additional interest income of $1,738,000. The net interest spread narrowed to 2.79% from 3.10% for the comparable period in 2005 and the net interest margin dropped to 3.29% from 3.50%. The narrowing of the spread and margin reflect the flattening of the yield curve between periods, which has seen a steady increase in short-term rates while long-term rates have remained stable. Because the loan portfolio is primarily fixed rate, earning asset yields have not adjusted as quickly to the rate environment as funding costs.

         Interest income. Interest income for the three months ended June 30, 2006 increased $1,057,000 to $9,872,000 from $8,814,000 for the comparable three month period in 2005. The average balance of interest earning assets increased $33.9 million for the three months ended June 30, 2006, to $672.1 million from $638.2 million for the comparable period in 2005, the yield on these assets increased 36 basis points to 5.88%, for the three months ended June 30, 2006 from 5.52% for the comparable period in 2005. Interest income for the six months ended June 30, 2006 increased $1,738,000 to $19,290,000 from $17,552,000 for the comparable six month period in 2005. This change was supported by an increase in the average balance of interest earning assets of $26,420,000 and a 30 basis point increase in the yield which reached 5.82% from 5.52% for the comparable period in 2005. The increases in earning asset yields for the three and six months ended June 30, 2006 reflects increases in higher yielding commercial and consumer loans as well as improved yields on investment securities. See "Average Balance Sheet and Rate/Volume Analysis"

         Interest expense. Interest expense for the three months ended June 30, 2006 increased $1,113,000 to $4,393,000 from $3,280,000 for the comparable period in 2005. The change in interest expense was primarily attributed to an increase of $32.4 million the average balance of interest-bearing liabilities and a 65 basis point increase in the average cost of funds to 3.12% for the three months ended June 30, 2006 from 2.47% for the comparable period in 2005. Interest expense for the six months ended June 30, 2006 increased $1,997,000 to $8,404,000 and the yield increased 61 basis points to 3.03% from 2.42% for the comparable period in 2005. The increase in cost of funds reflects year-over-year increases in short-term rates and increased competition for deposits in the Company's market area. See "Average Balance Sheet and Rate/Volume Analysis"


         Average Balance Sheet

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                           -------------------------------------------------------------------------------------
                                                 Three Months Ended June 30,                Three Months Ended June 30,
                                           ---------------------------------------    ------------------------------------------
                                                             2006                                       2005
                                           ---------------------------------------    ------------------------------------------
                                               Average                   Average        Average                      Average
                                               Balance      Interest   Yield/Cost       Balance       Interest      Yield/Cost
                                            -------------  ---------------------------------------------------------------------
                                                    (Dollars In Thousands)                     (Dollars In Thousands)
                                           -------------------------------------------------------------------------------------


Interest-earning assets:
  Loans receivable    (1)                   $  460,152      $  7,492        6.51%    $  433,151      $   6,681           6.17%
  Investment securities
    available for sale (2)                     209,640         2,352        4.49%       200,313          2,098           4.19%
  Federal funds sold                             2,290            28        4.89%         4,712             35           2.99%
                                            ----------      --------      ------     ----------       --------         ------
    Total interest earning assets           $  672,082      $  9,872        5.88%    $  638,176      $   8,814           5.52%

Non-interest earning assets (3)                 39,597                                   39,079
                                            ----------                               ----------
    Total assets                            $  711,679                               $  677,255
                                            ==========                               ==========
Interest-bearing liabilities:
  Money market accounts                     $   53,627      $    331        2.47%    $   63,995      $     258           1.61%
  Certificates of Deposit                      262,399         2,591        3.95%       243,864          1,977           3.24%
  Other liabilities (4)                        246,843         1,471        2.38%       222,631          1,045           1.88%
                                            ----------      --------      ------     ----------      ---------         ------
    Total interest-bearing liabilities      $  562,869         4,393        3.12%    $  530,490      $   3,280           2.47%
                                                            --------      ------                     ---------         ------

Non-interest-bearing liabilities (3)            87,206                                   87,194
                                            ----------                               ----------
    Total liabilities                       $  650,075                               $  617,684

Stockholders' equity (5)                        61,604                                   59,571
                                            ----------                               ----------
    Total liabilities and stockholders'
      equity                                $  711,679                               $  677,255
                                            ==========                               ==========
Net interest income                                         $  5,479                                 $   5,534
                                                            ========                                 =========
Interest rate spread (6)                                                    2.76%                                        3.05%
                                                                          ======                                       ======
Net interest margin (7)                                                     3.26%                                        3.47%
                                                                          ======                                       ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities
                                                                          119.40%                                      120.30%
                                                                          ======                                       ======

----------------
(1)  Average  balances include  non-accrual  loans, and are net of deferred loan fees.
(2) Includes investment securities, interest-bearing deposits in other financial institutions and FHLB stock.
(3) Includes net deferred income taxes in excess of deferred tax benefits on AFS securities (SFAS 115), stock options (SFAS 123/148) and deferred fees (SFAS 109).
(4)  Includes  FHLB  advances  and  Federal  funds  purchased,   and  repurchase
     agreements.
(5) Includes capital stock, surplus and unrealized holding gains on SFAS 115 AFS securities.
(6) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income as a percentage of average interest earning assets.


         Average Balance Sheet

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                           -------------------------------------------------------------------------------------
                                                  Six Months Ended June 30,                Six Months Ended June 30,
                                           ---------------------------------------    ------------------------------------------
                                                             2006                                       2005
                                           ---------------------------------------    ------------------------------------------
                                               Average                   Average        Average                      Average
                                               Balance      Interest   Yield/Cost       Balance       Interest      Yield/Cost
                                            -------------  ---------------------------------------------------------------------
                                                    (Dollars In Thousands)                     (Dollars In Thousands)
                                           -------------------------------------------------------------------------------------
Interest-earning assets:
  Loans receivable    (1)                   $  454,992     $  14,706        6.46%    $  434,628       $ 13,405           6.17%
  Investment securities  (2)                   206,437         4,555        4.41%       198,489          4,104           4.13%
  Federal funds sold                             1,235            29        4.78%         3,127             43           2.78%
                                            ----------      --------      ------     ----------       --------         ------
    Total interest earning assets           $  662,664     $  19,290        5.82%    $  636,244       $ 17,552           5.52%

Non-interest earning assets (3)                 38,843                                   41,035
                                            ----------                               ----------
    Total assets                            $  701,507                               $  677,279
                                            ==========                               ==========

Interest-bearing liabilities:
  Money market accounts                     $   54,019           609        2.25%    $   63,099       $    471           1.49%
  Certificates of Deposit                      259,706         5,017        3.86%       246,528          3,909           3.17%
  Other liabilities (4)                        241,032         2,778        2.30%       219,559          2,027           1.85%
                                            ----------      --------      ------     ----------       --------         ------
    Total interest-bearing liabilities      $  554,757     $   8,404        3.03%    $  529,186       $  6,407           2.42%
                                                            --------      ------                      --------         ------

Non-interest-bearing liabilities (3)            85,565                                   86,759
                                            ----------                               ----------
    Total liabilities                       $  640,322                               $  615,945
Stockholders' equity (5)                        61,185                                   61,334
                                            ----------                               ----------
    Total liabilities and stockholders'
      equity                                $  701,507                               $  677,279
                                            ==========                               ==========
Net interest income                                        $  10,886                                  $ 11,145
                                                           =========                                  ========
Interest rate spread (6)                                                    2.79%                                        3.10%
                                                                          ======                                       ======
Net interest margin (7)                                                     3.29%                                        3.50%
                                                                          ======                                       ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                 119.45%                                      120.23%
                                                                          ======                                       ======

----------------------
(1)  Average  balances include  non-accrual  loans, and are net of deferred loan fees.
(2) Includes investment securities, interest-bearing deposits in other financial institutions and FHLB stock.
(3) Includes net deferred income taxes in excess of deferred tax benefits on AFS securities (SFAS 115), stock options (SFAS 123/148) and deferred fees (SFAS 109).
(4)  Includes  FHLB  advances  and  Federal  funds  purchased,   and  repurchase
     agreements.
(5) Includes capital stock, surplus and unrealized holding gains on SFAS 115 AFS securities.
(6) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income as a percentage of average interest earning assets.

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


                                       Three Month Period ended June 30, 2006        Six Month Period ended June 30, 2006
                                       --------------------------------------        ------------------------------------
                                                   2006 vs. 2005                                2006 vs. 2005
                                       --------------------------------------        ------------------------------------
                                                Increase (Decrease)                          Increase (Decrease)
                                                       Due to                                       Due to
                                       --------------------------------------        ------------------------------------
                                        Volume          Rate           Net           Volume          Rate           Net
                                       --------------------------------------        ------------------------------------
                                               (Dollars In Thousands)                       (Dollars In Thousands)
                                       --------------------------------------        ------------------------------------
Interest income:
  Loans receivable                     $  417          $ 394        $  811           $ 628         $  673        $1,301
  Investment securities
    available for sale                     98            156           254             165            286           451
  Other interest earning assets           (18)            11            (7)            (27)            13           (14)
                                       ------          -----        ------           -----         ------        ------
    Total interest-earning assets         497            561         1,058             766            972         1,738
                                       ------          -----        ------           -----         ------        ------
Interest expense:
  Money market accounts                   (41)           114            73             (68)           206           138
  Certificates of deposit                 151            463           614             209            899         1,108
  Other liabilities                       113            313           426             199            552           751
                                       ------          -----        ------           -----         ------        ------
  Total interest-bearing liabilities      223            890         1,113             340          1,657         1,997
                                       ------          -----        ------           -----         ------        ------

Net change in net interest income      $  274          $(329)       $  (55)          $ 426         $ (685)       $ (259)
                                       ======          =====        ======           =====         ======        ======


Provision for loan losses. For the three and six months ended June 30, 2006, the provision for loan losses was $550,000 and $850,000, respectively, compared to $300,000 and $600,000 for the comparable 2005 periods. At June 30, 2006, the allowance for loan losses equaled .91% of total loans outstanding compared to ..72% at June 30, 2005. Net charge-offs as a percentage of average loans for the respective periods were .05% and .03%.

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

         The composition of the loan portfolio is being restructured in an effort to increase the yield on the portfolio. However, increases in yields have been accompanied by increases in classified loans. Commercial loans classified as watch increased to $47,994,000 at June 30 2006, from $21,093,000 at June 30, 2005. For the same time period commercial loans classified as substandard reached $10,878,000, up from $5,888,000 a year earlier. These changes in the classification of the portfolio resulted in increases in the provision for loan losses.

         The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

         Other income. Total other income for the three months ended June 30, 2006 increased $81,000 to $1,859,000 from $1,778,000 for the comparable three month period in 2005. The increase in other income for the three months ended June 30, 2006 was primarily due to a net increase in investment security gains of $228,000. Account service fees and debit card fees collected also increased $30,000 and $11,000, respectively, from the comparable period in 2005. Total other income for the six months ended June 30, 2006 increased $301,000 to $3,703,000 from $3,402,000 for the comparable period in 2005. This increase is primarily due to a net increase in investment security gains, account service fees, and debit card fees of $402,000, $54,000, and $33,000, respectively. The change in security gains was primarily due to the sale of equity securities, written down for other-than-temporary declines in December 2004. A growing deposit base and increased transactions supported the additional fees collected.

         Other expense. Total other expense for the three month period ended June 30, 2006 increased $154,000 to $4,218,000 from $4,064,000 for the comparable three month period in 2005. Total other expense for the six month period ended June 30, 2006 increased $481,000 to $8,255,000 from $7,774,000 from the comparable six month period in 2006. Pension and other employee benefit costs increased $96,000 and $202,000, respectively for the three and six months ended June 30, 2006 from the comparable periods in 2005. The change in pension and other employee benefits and salaries is attributed to increased pension and employee medical costs and merit increases and additions to staff. The balance of the increases are due to normal increases in the cost of doing business.

         Provision for income taxes. For the three and six month periods ended June 30, 2006, income taxes decreased $237,000 and $535,000, respectively, from the comparable periods in 2005. This is a result of non-taxable security gains recorded from the sale of equity securities and the net increase in tax free obligations of states and political sub-divisions of $8.8 million. Although the securities were written down, for financial reporting purposes, in December 2004, their tax basis did not change. Due to these factors, the effective tax rate decreased to 15.0% and 18.0% for the three and six month periods ended June 30, 2006 from 21.1% and 24.7% for the comparable periods in 2005.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no  significant  changes for the three and six months  ended
June 30, 2006 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2005.

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

Item 1A. Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         (a)  Unregistered Sales of Equity Securities. Not Applicable

         (b)  Use of Proceeds. Not Applicable

         (c)  Issuer Purchases of Equity Securities.

---------------------       ----------------    ---------------- ---------------------   -----------------------
                                                                    (c) Total Number     (d) Maximum Number
                                                                  Of Shares (or Units)   (or Approximate Dollar
                                                                   Purchased as Part     Value) of Shares (or
                            (a) Total Number   (b) Average Price     Of Publicly         Units) that May Yet Be
                             Of Shares (or      Paid per Share     Announced Plans       Purchased Under the
Period                      Units) Purchased      (or Unit)         or Programs*         Plans or Programs
---------------------       ----------------    ---------------- ---------------------   -----------------------
April 1 through 30
---------------------       ----------------    ---------------- ---------------------   -----------------------
May 1 through 31                   525               $39.95                  525                  80,856
---------------------       ----------------    ---------------- ---------------------   -----------------------
June 1 through 30               11,635               $40.15               11,635                  69,221
---------------------       ----------------    ---------------- ---------------------   -----------------------
Total                           12,160               $40.14               12,160                  69,221
---------------------       ----------------    ---------------- ---------------------   -----------------------

* On November 18, 1999, the Registrant announced a stock repurchase plan for up to 151,000 shares.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        On April 18, 2006, the Company held its annual meeting of shareholders at which the following matters were voted on.

     (1)  Election of Directors

                      NOMINEE                 FOR                 WITHHELD
                      -------                 ---                 --------
                  Thomas E. Deger          2,159,175               28,504
                  Richard J. Hoffman       2,125,070               62,609
                  John N. Brenzia          2,149,595               38,084

          There were no abstentions or broker non-votes in the election of directors.

     (2)  Ratification of Auditors

                        FOR                AGAINST                ABSTAIN
                      -------              -------                -------
                     2,151,588              27,758                   -

          There were no broker non-votes in the ratification of auditors

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



         10.2   Death Benefit Only Deferred Compensation Plan For Bank Directors
                effective as of January 1, 1990****
         10.3   Retirement and Death Benefit Deferred Compensation Plan For Bank
                Directors effective as of January 1, 1990****
         10.4   2000 Stock Option Plan*****
         10.5   Irwin Bank & Trust Company Supplemental Pension Plan ******
         10.6   Medical Insurance Continuation Agreement with Charles G. Urtin ******
         31.1   Rule 13a-14(a) Certification of Chief Executive Officer
         31.2   Rule 13a-14(a) Certification of Chief Financial Officer
         32     Section 1350 Certification

        ------------------------
           * Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10 (File No. 0-25903) filed April 29, 1999.

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

          ****** Incorporated  by reference to Exhibit 10.1 to the  registrant's
                 Current Report on Form 8-K filed March 6, 2006.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IBT BANCORP, INC.


Date:    August 7, 2006                  By:  /s/Charles G. Urtin
                                              ----------------------------------
                                              Charles G. Urtin
                                              President, Chief Executive Officer
                                              (Duly authorized officer)



Date:    August 7, 2006                  By:  /s/Raymond G. Suchta
                                              ----------------------------------
                                              Raymond G. Suchta
                                              Chief Financial Officer
                                              (Principal Financial Officer)


18