Form 10-Q
period 2006-09-30
IBT BANCORP INC
filed 2006-11-06
CIK 801122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006
                                    ------------------

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

Large accelerated filer [  ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No


Number of shares of Common Stock outstanding as of November 01, 2006: 2,942,020

                                IBT BANCORP, INC.

                                    Contents
                                    --------

                                                                                                 Pages
                                                                                                 -----
PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements.............................................................  2

                Consolidated balance sheets (unaudited) at September 30, 2006 and December 31, 2005............................................................  2

                Consolidated statements of income (unaudited) for the three and nine months
                ended September 30, 2006 and 2005 ..............................................   3

                Consolidated statements of cash flows (unaudited) for the nine months
                ended September 30, 2006 and 2005...............................................   4

                Notes to consolidated financial statements......................................   5

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.......................................................   7

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................  14

     Item 4.    Controls and Procedures.........................................................  15

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings...............................................................  16

     Item 1A.   Risk Factors....................................................................  16

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.....................  16

     Item 3.    Defaults upon Senior Securities.................................................  16

     Item 4.    Submission of Matters to a Vote of Security-Holders.............................  16

     Item 5.    Other Information...............................................................  16

     Item 6.    Exhibits........................................................................  17

Signatures......................................................................................  18


CONSOLIDATED BALANCE SHEETS
IBT BANCORP, INC. AND SUBSIDIARY

                                                                                September 30, 2006 December  31, 2005
                                                                                ------------------ ------------------
                                                                                    (unaudited)       (unaudited)
                                                                                ------------------ ------------------
 ASSETS
       Cash and due from banks                                                     $  18,976,087    $  15,063,970
       Interest-bearing deposits in banks                                                943,415          435,970
       Federal funds sold                                                              2,800,000                -
       Certificates of deposit                                                           100,000          100,000
       Securities available for sale                                                 206,478,842      195,993,449
       Federal Home Loan Bank stock, at cost                                           5,231,400        5,469,600
       Loans, net                                                                    464,399,901      442,225,344
       Premises and equipment, net                                                     5,381,708        5,624,572
       Other assets                                                                   20,699,833       20,237,792
                                                                                   -------------    -------------

Total Assets                                                                       $ 725,011,186    $ 685,150,697
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                                                    $  87,125,586    $  83,846,681
           Interest-bearing                                                          461,593,751      436,639,077
                                                                                   -------------    -------------

           Total deposits                                                            548,719,337      520,485,758

       Repurchase agreements                                                          38,928,712       18,442,703
       Accrued interest and other liabilities                                          4,935,080        4,022,118
       Federal funds purchased                                                                 -       12,468,000
       FHLB advances                                                                  69,909,522       68,651,125
                                                                                   -------------    -------------

       Total liabilities                                                             662,492,651      624,069,704

Stockholders' Equity
       Capital stock, par value $1.25 per share,
          50,000,000 shares  authorized, 3,023,799
          shares issued, 2,942,420 and 2,955,455 shares
          outstanding at September 30, 2006 and
          December 31, 2005, respectively                                              3,779,749        3,779,749
       Surplus                                                                         1,173,818        1,231,444
       Retained earnings                                                              61,152,546       58,931,230
       Accumulated other comprehensive income                                           (693,651)        (512,029)
                                                                                   -------------    -------------

                                                                                      65,412,462       63,430,394
       Less:  Treasury stock, at cost                                                 (2,893,927)      (2,349,401)
                                                                                   -------------    -------------

       Total stockholders' equity                                                     62,518,535       61,080,993
                                                                                   -------------    -------------

Total Liabilities and Stockholders' Equity                                         $ 725,011,186    $ 685,150,697
                                                                                   =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
IBT BANCORP, INC. AND SUBSIDIARY

                                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                                             --------------------------------  -------------------------------
                                                                    2006            2005            2006          2005
                                                             ----------------  --------------  -------------  ----------------
                                                                 (unaudited)     (unaudited)     (unaudited)     (unaudited)
Interest Income
      Loans, including fees                                    $  7,889,433    $  6,861,046    $ 22,595,515    $ 20,266,273
      Investment securities                                       2,466,830       2,151,776       7,021,358       6,255,500
      Federal funds sold                                              2,341           3,623          31,856          47,047
                                                               ------------    ------------    ------------    ------------

      Total interest income                                      10,358,604       9,016,445      29,648,729      26,568,820

Interest Expense
      Deposits                                                    3,502,774       2,557,335       9,536,002       7,294,130
      FHLB advances                                                 840,009         739,228       2,469,687       2,203,141
      Repurchase agreements                                         404,585         185,381         928,108         372,667
      Federal funds purchased                                       105,795          34,230         322,972          53,286
                                                               ------------    ------------    ------------    ------------

      Total interest expense                                      4,853,163       3,516,174      13,256,769       9,923,224
                                                               ------------    ------------    ------------    ------------
Net Interest Income                                               5,505,441       5,500,271      16,391,960      16,645,596
Provision for Loan Losses                                           350,000         300,000       1,200,000         900,000
                                                               ------------    ------------    ------------    ------------
Net Interest Income after Provision
      for Loan Losses                                             5,155,441       5,200,271      15,191,960      15,745,596

Other Income (losses)
      Service fees                                                  983,985         928,807       2,787,939       2,679,164
      Investment security gains                                     316,949         153,523         896,791         274,267
      Investment security losses                                    (62,898)       (138,078)       (119,998)       (138,078)
      Increase in cash surrender value of life insurance            119,572         108,994         333,205         318,708
      Debit card fees                                               204,242         197,593         612,598         573,314
      Other income                                                  377,818         387,632       1,132,235       1,333,387
                                                               ------------    ------------    ------------    ------------

      Total other income                                          1,939,668       1,638,471       5,642,770       5,040,762

Other Expenses
      Salaries                                                    1,578,087       1,678,864       4,711,455       4,747,643
      Pension and other employee benefits                           640,470         451,584       1,743,542       1,352,741
      Occupancy expense                                             428,976         442,386       1,239,372       1,312,592
      Data processing expense                                       277,117         256,274         817,909         734,002
      Pennsylvania shares tax                                       164,355         142,928         479,494         417,499
      Advertising expense                                           117,915         100,487         285,311         261,662
      Other expenses                                              1,068,538       1,062,052       3,253,570       3,082,607
                                                               ------------    ------------    ------------    ------------

        Total other expenses                                      4,275,458       4,134,575      12,530,653      11,908,746
                                                               ------------    ------------    ------------    ------------
Income Before Income Taxes                                        2,819,651       2,704,167       8,304,077       8,877,612
Provision for Income Taxes                                          668,466         665,927       1,657,031       2,189,382
                                                               ------------    ------------    ------------    ------------
Net Income                                                     $  2,151,185    $  2,038,240    $  6,647,046    $  6,688,230
                                                               ============    ============    ============    ============

Basic Earnings per Share                                       $       0.73    $       0.69    $       2.25    $       2.26
                                                               ============    ============    ============    ============
Diluted Earnings per Share                                     $       0.72    $       0.68    $       2.24    $       2.24
                                                               ============    ============    ============    ============
Dividends per Share                                            $       0.50    $       0.46    $       1.50    $       1.38
                                                               ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
IBT BANCORP, INC. AND SUBSIDIARY

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                2006            2005
                                                           ---------------  --------------
                                                                    (unaudited)
                                                           -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                            $  6,647,046    $  6,688,230
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                           612,000         733,644
          Increase in cash surrender value of insurance         (333,205)       (318,708)
          Net amortization/accretion of
            premiums and discounts                               313,781         660,446
          Investment security gains                             (776,793)       (136,190)
          Provision for loan losses                            1,200,000         900,000
          Stock options granted                                   39,808          59,142
          Increase (decrease) in cash due
            to changes in assets and liabilities:
              Other assets                                      (368,636)      1,761,854
              Accrued interest and other liabilities             912,962         382,687
                                                            ------------    ------------
      Net Cash From Operating Activities                       8,246,963      10,731,105

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of certificates of deposit                       (100,000)       (100,000)
      Proceeds from maturity of certificates of deposit          100,000         100,000
      Proceeds from sales of securities
        available for sale                                    22,714,264       9,728,425
      Proceeds from maturities of securities
        available for sale                                    14,999,214      23,121,520
      Purchase of securities available for sale              (47,715,554)    (43,056,330)
      Net increase in loans                                  (23,336,684)       (335,803)
      Purchases of premises and equipment                       (369,136)       (293,964)
      Proceeds from sales of Federal Home Loan Bank stock      4,755,300       4,250,100
      Purchase of Federal Home Loan Bank stock                (4,517,100)     (3,481,000)
                                                            ------------    ------------
      Net Cash Used By Investing Activities                  (33,469,696)    (10,067,052)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits                     28,233,579      (5,798,191)
      Net increase in securities sold
        under repurchase agreements                           20,486,009      23,528,873
      Dividends paid                                          (4,425,730)     (4,078,529)
      Proceeds from FHLB advances                             12,000,000               -
      Repayment of FHLB advances                             (10,741,603)     (1,206,261)
      Net decrease in federal funds purchased                (12,468,000)              -
      Exercised stock options                                    (97,434)       (184,788)
      Purchase of treasury stock                                (640,150)              -
      Sale of treasury stock                                      95,624               -
                                                            ------------    ------------

      Net Cash From Financing Activities                      32,442,295      12,261,104
                                                            ------------    ------------
Net Change in Cash and Cash Equivalents                        7,219,562      12,925,157
Cash and Cash Equivalents at Beginning of Period              15,499,940      16,187,171
                                                            ------------    ------------
Cash and Cash Equivalents at End of Period                  $ 22,719,502    $ 29,112,328
                                                            ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended September 30, 2006

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2005.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 2,942,566 and 2,950,066 for the three and nine months ended September 30, 2006 and 2,955,455 for the three and nine months ended September 30, 2005.


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2006 and 2005 was $4,388,272 and $1,938,754, respectively and for the nine months ended September 30, 2006 and 2005 was $6,465,424 and $6,288,518, respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                  September 30, 2006
                              ---------------------------------------------------------------
                                                  Gross           Gross
                                Amortized      Unrealized       Unrealized         Market
                                  Cost            Gains           Losses           Value
                              -------------   -------------    -------------    -------------
Obligations of
   U.S. Government Agencies   $  82,484,821   $     329,363    $    (940,543)   $  81,873,641
Obligations of States and
   political sub-divisions       60,305,673       1,217,353         (100,709)      61,422,317
Mortgage-backed securities       64,396,438          43,271       (1,562,181)      62,877,528
Other securities                     96,291               -               (2)          96,289
Equity securities                   233,843             589          (25,365)         209,067
                              -------------   -------------    -------------    -------------

                              $ 207,517,066   $   1,590,576    $  (2,628,800)   $ 206,478,842
                              =============   =============    =============    =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended September 30, 2006


NOTE E - STOCK OPTION PLAN

In April 2006, an additional 40,250 stock options were granted to employees and directors under the 2000 Stock Option Plan at an exercise price of $39.97 per share. Compensation expense of $39,808 was recorded in the second quarter regarding those options. As of September 30, 2006, 190,250 stock options have been granted, of which 85,498 are vested and are exercisable as follows: 26,750 are exercisable at $24.50 per share, 15,556 are exercisable at $23.00 per share, 19,223 are exercisable at $32.88, and 15,969 are exercisable at $51.40 per share; 8,000 are vested and exercisable at $39.97 in October 2006, 32,250 have not vested, 61,311 shares have been exercised and 11,191 have been forfeited.


NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

On September 29, 2006, the FASB issued Statement No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). FASB No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company is currently evaluating the impact of adopting FASB No. 158.


NOTE G - SUBSEQUENT EVENTS

The Company declared a special 100% stock dividend on October 17, 2006, whereby stockholders will receive one share of stock for each share held as of the record date. Cash will be paid in lieu of fractional shares. The dividend will be paid on November 16, 2006 to stockholders of record on October 27, 2006.

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

FINANCIAL CONDITION

         At September 30, 2006 total assets increased $39.8 million to $725.0 million from $685.2 million at December 31, 2005. Asset growth was primarily due to increases in net loans, securities available for sale, and cash and due from banks of $22.2 million, $10.5 million, and $3.9 million, respectively.

         Net loans increased to $464.4 million at September 30, 2006 from $442.2 million at December 31, 2005. This change was primarily due to an increase in real estate secured mortgage and commercial loans of $21.2 million and consumer term loans of $5.2 million. Offsetting these increases was a decrease in consumer lines of credit of $2.8 million.

         At September 30, 2006, securities available for sale increased $10.5 million to $206.5 million from $196.0 million at December 31, 2005. This change was primarily due to increases in obligations of states and political sub-divisions, mortgage-backed securities, and obligations of U.S. government agencies, which posted net increases of $6.6 million, $9.1 million, and $3.0 million, respectively, offset by the sale of preferred stocks, classified as equity securities, of $8.1 million. The Company evaluates the available-for-sale investment portfolio on an on-going basis to maximize yield, within established risk thresholds, making purchasing and selling decisions accordingly.

         At September 30, 2006, total liabilities increased $38.4 million to $662.5 million from $624.1 million at December 31, 2005. This increase was primarily the result of increases in interest-bearing deposits and repurchase agreements of $25.0 million and $20.5 million, respectively, offset by a $12.5 million decrease in federal funds purchased. The influx of deposits enabled the Company to repay the overnight federal funds purchased.

          Interest-bearing deposits increased to $461.6 million at September 30, 2006, from $436.6 million at December 31, 2005. The increase of $25.0 million was primarily in certificates of deposit, which increased $39.6 million. The increase was offset by decreases in savings, money market, interest bearing checking, and mortgage related escrow accounts of $6.7 million, $5.5 million, $1.3 million, and $1.1 million, respectively. The interest rates offered on certificates of deposit have been responsible for the growth in this product.

         Repurchase agreements increased to $38.9 million at September 30, 2006, from $18.4 million at December 31, 2005. Growth in this account is attributed to additional repurchase agreement accounts as well as existing customers maintaining higher balances. The Company offers its corporate customers sweep accounts where unused deposit balances are swept into an overnight repurchase agreement yielding market rates, on a daily basis.

         At September 30, 2006 total stockholders' equity increased $1.4 million to $62.5 million from $61.1 million at December 31, 2005. The increase was primarily due to net income of $6.6 million offset by dividends paid of $4.4 million, a decrease in accumulated other comprehensive income (net of deferred income taxes) of $182,000, and a net change in treasury stock of $545,000. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gains/losses on securities available for sale. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

         Net income. Net income for the three months ended September 30, 2006 increased $113,000, or 5.54%, to $2,151,000, or $.72 diluted earnings per share from $2,038,000, or $.68 diluted earnings per share, for the comparable three month period in 2005. Net income for the nine months ended September 30, 2006 decreased $41,000, or .62%, to $6,647,000, or $2.24 diluted earnings per share from $6,688,000, or $2.24 diluted earnings per share, for the comparable nine month period in 2005. The increase in net income for the three months ended September 30, 2006 reflects higher other income, which offset increases in other expense and provision for loan losses. The decrease for the nine months ended September 30, 2006 was primarily the result of increases in other expense and provision for loan losses, offset by an increase in other income and lower income tax expense.

         Net interest income. Net interest income increased to $5,505,000 for the three months ended September 30, 2006 compared to $5,500,000 for the three months ended September 30, 2005. The minor increase was a result of $1,342,000 in additional interest income offset by an increase in interest expense of $1,337,000. The net interest spread tightened to 2.71% from 2.96% for the comparable quarter in 2005 and the net interest margin narrowed to 3.24% from 3.41%. Net interest income declined to $16,392,000 for the nine months ended September 30,

2006 compared to $16,646,000 for the nine months ended September 30, 2005. Interest expense, for this period, increased $3,334,000 more than offsetting additional interest income of $3,080,000. The net interest spread narrowed to 2.76% from 3.04% for the comparable period in 2005 and the net interest margin dropped to 3.27% from 3.47%. The narrowing of the spread and margin reflect the flattening of the yield curve between periods, which has seen a steady increase in short-term rates while long-term rates have remained stable. Because the loan portfolio is primarily fixed rate, earning asset yields have not adjusted as quickly to the rate environment as funding costs.

         Interest income. Interest income for the three months ended September 30, 2006 increased $1,343,000 to $10,359,000 from $9,016,000 for the comparable three month period in 2005. The average balance of interest earning assets increased $33.7 million for the three months ended September 30, 2006, to $678.9 million from $645.2 million for the comparable period in 2005, the yield on these assets increased 51 basis points to 6.10%, for the three months ended September 30, 2006 from 5.59% for the comparable period in 2005. Interest income for the nine months ended September 30, 2006 increased $3,080,000 to $29,649,000 from $26,569,000 for the comparable nine month period in 2005. This change was supported by an increase in the average balance of interest earning assets of $27,641,000 and a 39 basis point increase in the yield which reached 5.92% from 5.53% for the comparable period in 2005. The increases in earning asset yields for the three and nine months ended September 30, 2006 reflect increases in higher yielding commercial and consumer loans as well as improved yields on investment securities. See "Average Balance Sheet and Rate/Volume Analysis"

         Interest expense. Interest expense for the three months ended September 30, 2006 increased $1,337,000 to $4,853,000 from $3,516,000 for the comparable period in 2005. The change in interest expense was primarily attributed to an increase of $37.3 million in the average balance of interest-bearing liabilities and a 76 basis point increase in the average cost of funds to 3.39% for the three months ended September 30, 2006 from 2.63% for the comparable period in 2005. Interest expense for the nine months ended September 30, 2006 increased $3,334,000 to $13,257,000 and the cost of funds increased 67 basis points to 3.16% from 2.49% for the comparable period in 2005. The increase in cost of funds reflects year-over-year increases in short-term rates and increased competition for deposits in the Company's market area. See "Average Balance Sheet and Rate/Volume Analysis"

         Average Balance Sheet

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                                   Three Months Ended September 30,         Three Months Ended September 30,
                                                 ------------------------------------    ------------------------------------
                                                                  2006                                  2005
                                                 ------------------------------------    ------------------------------------

                                                   Average                  Average        Average                  Average
                                                   Balance      Interest   Yield/Cost      Balance     Interest   Yield/Cost
                                                   -------      --------   ----------      -------     --------   ----------
                                                  (Dollars In Thousands)                 (Dollars In Thousands)
Interest-earning assets:
  Loans receivable (1)                           $ 466,203      $  7,889      6.77%      $ 435,943      $ 6,861      6.30%
  Investment securities available for sale (2)     212,563         2,467      4.64%        208,708        2,152      4.12%
  Federal funds sold                                   100             2      8.57%            499            3      2.75%
                                                 ---------      --------    ------       ---------      -------    ------
    Total interest earning assets                $ 678,866      $ 10,358      6.10%      $ 645,150      $ 9,016      5.59%

Non-interest earning assets (3)                     40,373                                  36,452
                                                 ---------                               ---------
    Total assets                                 $ 719,239                               $ 681,602
                                                 =========                               =========

Interest-bearing liabilities:
  Money market accounts                          $  50,183      $    342      2.73%      $  64,047      $   296      1.85%
  Certificates of Deposit                          277,488         2,998      4.32%        241,633        2,071      3.43%
  Other liabilities (4)                            244,230         1,513      2.48%        228,885        1,149      2.01%
                                                 ---------      --------    ------       ---------      -------    ------
    Total interest-bearing liabilities           $ 571,901      $  4,853      3.39%      $ 534,565      $ 3,516      2.63%
                                                                --------    ------                      -------    ------
Non-interest-bearing liabilities (3)                87,760                                  85,590
                                                 ---------                               ---------
    Total liabilities                            $ 659,661                               $ 620,155
Stockholders' equity (5)                            59,578                                  61,447
                                                 ---------                               ---------
    Total liabilities and
      stockholders' equity                       $ 719,239                               $ 681,602
                                                 =========                               =========

Net interest income                                             $  5,505                                $ 5,500
                                                                ========                                =======
Interest rate spread (6)                                                      2.71%                                  2.96%
                                                                            ======                                 ======
Net interest margin (7)                                                       3.24%                                  3.41%
                                                                            ======                                 ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                               118.70%                                120.69%
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


                                                   Nine Months Ended September 30,         Nine Months Ended September 30,
                                                 ------------------------------------    ------------------------------------
                                                                  2006                                  2005
                                                 ------------------------------------    ------------------------------------

                                                   Average                  Average        Average                  Average
                                                   Balance      Interest   Yield/Cost      Balance     Interest   Yield/Cost
                                                   -------      --------   ----------      -------     --------   ----------
                                                  (Dollars In Thousands)                 (Dollars In Thousands)
Interest-earning assets:
  Loans receivable (1)                           $ 458,683      $ 22,596      6.57%      $ 434,976     $ 20,266      6.21%
  Investment securities (2)                        208,348         7,021      4.49%        203,036        6,256      4.11%
  Federal funds sold                                   852            32      4.97%          2,230           47      2.80%
                                                 ---------      --------    ------       ---------     --------    ------
    Total interest earning assets                $ 667,883      $ 29,649      5.92%      $ 640,242     $ 26,569      5.53%

Non-interest earning assets (3)                     39,445                                  37,938
                                                 ---------                               ---------
    Total assets                                 $ 707,328                               $ 698,180
                                                 =========                               =========

Interest-bearing liabilities:
  Money market accounts                          $  52,730      $    951      2.40%      $  63,421     $    767      1.61%
  Certificates of Deposit                          265,666         8,015      4.02%        244,862        5,980      3.26%
  Other liabilities (4)                            242,153         4,291      2.36%        222,713        3,176      1.90%
                                                 ---------      --------    ------       ---------     --------    ------
    Total interest-bearing liabilities           $ 560,549      $ 13,257      3.16%      $ 530,996     $  9,923      2.49%
                                                                --------    ------                     --------    ------
Non-interest-bearing liabilities (3)                86,206                                  86,030
                                                 ---------                               ---------
    Total liabilities                            $ 646,755                               $ 617,026
Stockholders' equity (5)                            60,573                                  61,154
                                                 ---------                               ---------
    Total liabilities and
      stockholders' equity                       $ 707,328                               $ 678,180
                                                 =========                               =========

Net interest income                                             $ 16,392                               $ 16,646
                                                                ========                               ========
Interest rate spread (6)                                                      2.76%                                  3.04%
                                                                            ======                                 ======
Net interest margin (7)                                                       3.27%                                  3.47%
                                                                            ======                                 ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                               119.15%                                120.57%
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


                                   Three Month Period ended Sept. 30, 2006  Nine Month Period ended Sept. 30, 2006
                                   ---------------------------------------  --------------------------------------
                                                 2006 vs. 2005                           2006 vs. 2005
                                   ---------------------------------------  --------------------------------------
                                              Increase (Decrease)                    Increase (Decrease)
                                                    Due to                                  Due to
                                   ---------------------------------------  --------------------------------------
                                        Volume       Rate        Net            Volume       Rate        Net
                                        ------       ----        ---            ------       ----        ---
                                            (Dollars In Thousands)                 (Dollars In Thousands)
Interest income:
  Loans receivable                     $   476    $   552    $ 1,028           $ 1,105    $ 1,225    $ 2,330
  Investment securities
    available for sale                      40        275        315               164        601        765
  Other interest earning assets             (2)         1         (1)              (29)        14        (15)
                                       -------    -------    -------           -------    -------    -------
    Total interest-earning assets          514        828      1,342             1,240      1,840      3,080
                                       -------    -------    -------           -------    -------    -------

Interest expense:
  Money market accounts                    (64)       110         46              (129)       313        184
  Certificates of deposit                  308        619        927               508      1,527      2,035
  Other liabilities                         77        287        364               278        837      1,115
                                       -------    -------    -------           -------    -------    -------
  Total interest-bearing liabilities       321      1,016      1,337               657      2,677      3,334
                                       -------    -------    -------           -------    -------    -------

Net change in net interest income      $   193    $  (188)   $     5           $   583    $  (837)   $  (254)
                                       =======    =======    =======           =======    =======    =======

Provision for loan losses. For the three and nine months ended September 30, 2006, the provision for loan losses was $350,000 and $1,200,000, respectively, compared to $300,000 and $900,000 for the comparable 2005 periods. At September 30, 2006, the allowance for loan losses equaled .97% of gross loans outstanding compared to .75% at September 30, 2005. Net charge-offs as a percentage of average loans for the respective periods were .05% and .03%.

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

         The composition of the loan portfolio is being restructured in an effort to increase the yield on the portfolio. However, increases in yields have been accompanied by increases in classified loans. Commercial loans classified as watch increased to $35,493,000 at September 30, 2006, from $33,295,000 at September 30, 2005. For the same time period commercial loans classified as substandard reached $12,663,000, up from $5,689,000 a year earlier. These changes in the classification of the portfolio resulted in increases in the provision for loan losses.

         The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

         Other income. Total other income for the three months ended September 30, 2006 increased $302,000 to $1,940,000 from $1,638,000 for the comparable three month period in 2005. The increase in other income for the three months ended September 30, 2006 was primarily due to a net increase in investment security gains of $239,000. Account service fees, the cash surrender value of life insurance, and debit card fees collected also increased $55,000, $11,000, and $7,000, respectively, from the comparable period in 2005, offset by a decrease of $10,000 in other income. Total other income for the nine months ended September 30, 2006 increased $602,000 to $5,643,000 from $5,041,000 for the comparable period in 2005. This increase is primarily due to a net increase in investment security gains, account service fees, and debit card fees of $641,000, $109,000, and $39,000, respectively, offset by a decrease in other income of $201,000. The change in security gains was primarily due to the sale of approximately $8.1 million in equity securities, written down for other-than-temporary declines in December 2004. Fee income growth was attributed to growth in the deposit base, management of fee collections, and increased transactions. The decline in other income is largely the result of a gain on the sale of other real estate property in 2005.

         Other expense. Total other expense for the three month period ended September 30, 2006 increased $141,000 to $4,276,000 from $4,135,000 for the comparable three month period in 2005. Total other expense for the nine month period ended September 30, 2006 increased $622,000 to $12,531,000 from $11,909,000 from the comparable nine month period in 2005. Pension and other employee benefit costs increased $189,000 and $391,000, respectively for the three and nine months ended September 30, 2006 from the comparable periods in 2005. The change in pension and other employee benefits and salaries is attributed to increased pension and employee medical costs, merit increases, and additions to staff. Other expenses increased $6,000 and $171,000, respectively for the three and nine months ended September 30, 2006, from the comparable periods in 2005. This increase is mainly due to consulting fees. The Company utilizes various external organizations, on an on going basis, to assist in the continual improvement of its operations and efficiency as well as to help maintain its competitive edge. The balance of the increases are due to normal increases associated with the cost of doing business.

         Provision for income taxes. For the three month period ended September 30, 2006 income taxes increased slightly to $668,000 from $666,000 for the comparable period in 2005. For the nine month period ended September 30, 2006, income taxes decreased $532,000 from the comparable period in 2005. This is a result of non-taxable security gains recorded from the sale of equity securities and the net increase in tax free obligations of states and political sub-divisions. Although the securities were written down for financial reporting purposes, in December 2004, their tax basis did not change. As a result, the effective tax rate decreased to 20.0% for the nine month period ended September 30, 2006 from 24.7% for the comparable period in 2005. The effective tax rate for the comparable three month periods remained relatively unchanged at 23.7% and 24.6%, respectively.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the three and nine months ended September 30, 2006 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2005.

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

Item 1A.  Risk Factors

          There were no material changes from the risk factors previously disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          (a)  Unregistered Sales of Equity Securities.

               Not Applicable

          (b)  Use of Proceeds.

               Not Applicable

          (c)  Issuer Purchases of Equity Securities.

------------------------------------------------------------------------------------------------------------------------
                                                                      (c) Total Number          (d) Maximum Number
                                                                    Of Shares (or Units)      (or Approximate Dollar
                                                    (b)              Purchased  as Part         Value) of Shares (or
                          (a) Total Number     Average Price            of Publicly            Units) that May Yet Be
                           Of Shares (or       Paid per Share        Announced Plans            Purchased Under the
Period                    Units) Purchased       (or Unit)              or Programs*            Plans or Programs
------------------------------------------------------------------------------------------------------------------------
July 1 through 31                   -                   -                      -                            -
August 1 through 31             1,250              $43.61                  1,250                       67,971
September 1 through 30            500              $42.55                    500                       67,471
                                -----              ------                  -----                       ------
Total                           1,750              $43.31                  1,750                       67,471
                                =====              ======                  =====                       ======
------------------------------------------------------------------------------------------------------------------------

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

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits

          The following exhibits are either filed with or incorporated by reference in this Quarterly Report on Form 10-Q:

          3(i)  Articles of Incorporation of IBT Bancorp, Inc.*
          3(ii) Amended Bylaws of IBT Bancorp, Inc.**
          4     Rights Agreement,  dated as of November 18, 2003, by and between
                IBT Bancorp, Inc. and Registrar and Transfer Company,  as Rights Agent.***
          10    Change In Control Severance Agreement with Charles G. Urtin ****
          10.1  Deferred Compensation Plan For Bank Directors****
          10.2  Death  Benefit  Only  Deferred  Compensation  Plan For Bank  Directors  effective  as of January 1, 1990****
          10.3  Retirement and Death Benefit Deferred Compensation Plan For Bank Directors effective as of January 1, 1990****
          10.4  2000 Stock Option Plan*****
          10.5  Irwin Bank & Trust Company Supplemental Pension Plan ******
          10.6  Medical Insurance Continuation Agreement with Charles G. Urtin ******
          31.1  Rule 13a-14(a) Certification of Chief Executive Officer
          31.2  Rule 13a-14(a) Certification of Chief Financial Officer
          32    Section 1350 Certification
_________________________
*        Incorporated by reference to the identically numbered exhibits of the Registrant's
         Form 10 (File No. 0-25903) filed April 29, 1999.
**       Incorporated by reference to the identically numbered exhibit of the Registrant's Annual Report on
         Form 10-K for the fiscal year ended December 31, 2002.
***      Incorporated by reference to Exhibit 4 to Amendment  No. 1 to Form 8-A (File No. 1-31655)
         filed November 20, 2003.
****     Incorporated by reference to the identically umbered exhibits of the Registrant's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1999.
*****    Incorporated by reference to Exhibit 4.1 the Registrant's Registration Statement on
         Form S-8 (File No. 333-40398) filed September 29, 2000.
******   Incorporated by reference to identically numbered exhibit to Registrant's Annual Report on
         Form 10-K for fiscal year ended December 31, 2004.
******   Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on
         Form 8-K filed March 6, 2006.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IBT BANCORP, INC.


Date:  November 6, 2006                  By:  /s/Charles G. Urtin
                                              ----------------------------------
                                              Charles G. Urtin
                                              President, Chief Executive Officer
                                              (Duly authorized officer)



Date:  November 6, 2006                  By:  /s/Raymond G. Suchta
                                              ----------------------------------
                                              Raymond G. Suchta
                                              Chief Financial Officer
                                              (Principal Financial Officer)



18