Form 10-K
period 2006-12-31
IBT BANCORP INC
filed 2007-03-16
CIK 801122

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended December 31, 2006
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________  to __________________

                         Commission File Number: 1-31655
                                                 -------

                                IBT BANCORP, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   25-1532164
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  309 Main Street, Irwin, Pennsylvania                                  15642
---------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (724) 863-3100
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
-----------------------------          -----------------------------------------
Common Stock, $1.25 par value                  American Stock Exchange
-----------------------------                  -----------------------
    Stock Purchase Rights                      American Stock Exchange
    ---------------------                      -----------------------

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] YES [X] NO

Based on the closing sales price of the registrant's common stock on June 30, 2006, as reported on the American Stock Exchange, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $100.42 million. Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are deemed affiliates.

As of March 1, 2007, there were 5,882,040 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1.   Portions of 2006 Annual Report to Stockholders (Parts II and IV)

     2.   Portions  of  Proxy   Statement   for  the  2007  Annual   Meeting  of
          Stockholders. (Part III)

================================================================================

                                IBT BANCORP, INC.
                           ANNUAL REPORT ON FORM 10-K
                   for the fiscal year ended December 31, 2006

                                      INDEX


                                     PART I

                                                                                                               Page
                                                                                                               ----

Item 1.           Business....................................................................................    1
Item 1A.          Risk Factors................................................................................   22
Item 1B.          Unresolved Staff Comments...................................................................   24
Item 2.           Properties..................................................................................   24
Item 3.           Legal Proceedings...........................................................................   24
Item 4.           Submission of Matters to a Vote of Security Holders.........................................   24

                                                      PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters
                     and Issuer Purchases of Equity Securities................................................   25
Item 6.           Selected Financial Data.....................................................................   25
Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operation................................................................   25
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..................................   25
Item 8.           Financial Statements and Supplementary Data.................................................   26
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure....................................................................   26
Item 9A.          Controls and Procedures.....................................................................   26
Item 9B.          Other Information...........................................................................   26

                                                     PART III

Item 10.          Directors, Executive Officers and Corporate Governance......................................   26
Item 11.          Executive Compensation......................................................................   27
Item 12.          Security Ownership of Certain Beneficial Owners and Management
                      and Related Stockholder Matters.........................................................   27
Item 13.          Certain Relationships and Related Transactions, and Director Independence...................   27
Item 14.          Principal Accounting Fees and Services......................................................   28

                                                      PART IV

Item 15.          Exhibits, Financial Statement Schedules.....................................................   28

SIGNATURES        ............................................................................................   30

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

     Irwin Bank & Trust Co. (the "Bank") was incorporated in 1922 under the laws of Pennsylvania as a commercial bank under the name "Irwin Savings and Trust Company." The Bank engages in a full-service mortgage, commercial and consumer banking business, as well as trust and a variety of deposit services provided to its customers. At December 31, 2006, the Bank operated through its main office, six branch offices, two loan centers, and a trust office as well as through three supermarket branches under the name "Irwin Bank Extra." The Bank's main office, full service branch offices, loan centers, trust office and supermarket branches are located in the Pennsylvania counties of Westmoreland and Allegheny. The Bank's web site address is "www.myirwinbank.com."

     References to the Company or Registrant used throughout this document generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

Competition

     The Registrant's primary market area consists of Westmoreland and Allegheny counties, Pennsylvania, which are part of the Pittsburgh Metropolitan Statistical Area ("Pittsburgh MSA") and it is one of many financial institutions serving this market area. Based on data compiled by the Federal Deposit Insurance Corporation ("FDIC") as of June 30, 2006 (the latest date for which such data is available), the Bank was ranked sixth of 22 FDIC-insured institutions in Westmoreland County with a 6.53% deposit market share and 19th out of 39 institutions in Allegheny County with a 0.33% deposit market share. The Bank was ranked 13th out of 63 institutions serving the Pittsburgh MSA with a 0.87% market share. Such data does not reflect deposits held by credit unions with which the Bank also competes. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Registrant's market area as well as with out-of-market financial institutions that offer deposits over the internet and through other delivery channels. Deposit competition also includes a number of insurance products such as annuities sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

     The Bank's principal lending activity is the origination of loans secured primarily by first mortgage liens on properties in the Pittsburgh MSA. At December 31, 2006, the Bank's loan portfolio included $89.3 million of residential first mortgage loans, $1.3 million of residential construction loans, $173.4 million of commercial and multi-family real estate loans, and $3.5 million of commercial construction loans. In addition, the Bank's loan portfolio includes $16.6 million in home equity lines of credit which are also secured by liens on residential real estate. The Bank also offers commercial loans which are generally secured by non-real estate collateral and had $74.2 million in such loans in portfolio at December 31, 2006. The Bank lends to municipalities and other governmental entities and had $8.4 million of such loans in portfolio at December 31, 2006. The Bank also engages in consumer installment lending primarily in the form of home equity term loans and automobile loans. At December 31, 2006, the Bank had $97.9 million in home equity term loans and $1.1 million in automobile loans in portfolio. In addition, the Bank originates education loans guaranteed by the Pennsylvania Higher Education Assistance Agency ("PHEAA") and held $6.5 million in such loans at December 31, 2006. Substantially all of the Bank's borrowers are located in the Pittsburgh MSA and would be expected to be affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

     Loan Portfolio Composition. The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                          At December 31,
                              ------------------------------------------------------------------------------------------------------
                                      2006                 2005                 2004                 2003                 2002
                              ------------------   ------------------   ------------------   ------------------   ------------------
                                  $         %          $         %          $         %          $         %          $         %
                              --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                      (Dollars in Thousands)

Mortgage ...................  $267,530     6.59%   $252,699    56.65%   $252,114    57.37%   $244,923    58.33%   $210,244    57.87%
Installment ................    99,044     0.95      93,428    20.95      84,673    19.27      78,327    18.65      59,321    16.33
Commercial .................    74,168     5.69      63,508    14.24      61,140    13.91      59,591    14.19      58,634    16.14
Home equity lines of credit.    16,598     3.51      19,684     4.41      23,201     5.28      21,963     5.23      15,832     4.36
PHEAA ......................     6,471     1.37       6,781     1.52       7,355     1.67       7,834     1.87       6,900     1.90
Municipal ..................     8,375     1.77       9,149     2.05      10,050     2.29       6,268     1.49      11,190     3.08
Credit cards ...............       100     0.02          62     0.01          45     0.01          38     0.01          32     0.01
Other ......................       456     0.10         744     0.17         855     0.20         965     0.23       1,148     0.31
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
      Total loans ..........   472,742   100.00%    446,055   100.00%    439,433   100.00%    419,909   100.00%    363,301   100.00%
                                         ======               ======               ======               ======               ======
Less:
  Unearned discount.........        --                   --                   --                   --                   --
  Deferred loan
    origination fees and
    costs...................       252                  266                  291                  338                  557
  Allowance for loan losses.     4,769                3,564                2,594                3,285                2,873
                              --------             --------             ---------            --------             --------
      Total loans, net......  $467,721             $442,225             $436,548             $416,286             $359,871
                              ========             ========             =======              ========             ========

     Loan Maturity Table. The following table sets forth maturities and interest rate sensitivity for all categories of loans as of December 31, 2006. Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated maturity, and overdrafts are reported as due in one year or less.


                                          Home
                                         equity
                                        lines of                                                   Credit
                             Mortgage   credit(2)  Installment  Commercial  PHEAA(1)   Municipal   Cards(2)    Other     Total
                             --------   --------   -----------  ----------  --------   --------   --------   --------   --------
                                                                     (In Thousands)

1 year or less ...........   $ 16,957   $ 16,598    $ 12,547     $ 11,210   $     --   $  3,272   $    100   $    456   $ 61,140
After 1 year:
  1 to 5 years ...........     60,372         --      41,246       19,208      6,471         49         --         --    127,346
  After 5 years ..........    190,201         --      45,251       43,750         --      5,054         --         --    284,256
                             --------   --------    --------     --------   --------   --------   --------   --------   --------
Total due after one year .    250,573         --      86,497       62,958      6,471      5,103        100         --    411,602
                             --------   --------    --------     --------   --------   --------   --------   --------   --------
Total amount due .........   $267,530   $ 16,598    $ 99,044     $ 74,168   $  6,471   $  8,375   $    100   $    456   $472,742
                             ========   ========    ========     ========   ========   ========   ========   ========   ========

------------------------
(1) PHEAA loans are sold when repayment begins; assumption is that all PHEAA loans will mature in 1 to 5 years.
(2) Home equity credit lines and credit card loans have no stated maturities; therefore they are classified as due in one year or less.

     Loan Sensitivity Table. The following table sets forth, as of December 31, 2006, the dollar amount of all loans due after December 31, 2007, based upon fixed rates of interest or floating or adjustable interest rates.

                                               Floating or
                           Fixed Rates      Adjustable Rates        Total
                           -----------      ----------------        -----
                                             (In Thousands)
Mortgage(1)  .........      $202,557            $48,016           $250,573
Installment...........        84,813              1,684             86,497
Commercial............        25,762             37,196             62,958
PHEAA.................            --              6,471              6,471
Municipal  ...........         5,103                 --              5,103
                            --------            -------           --------
     Total............      $318,235            $93,367           $411,602
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

     Mortgage Loans. The Registrant's primary lending activity consists of the origination of residential and commercial mortgage loans secured by property in its primary market area. The mortgage loan portfolio consists of one-to-four family residential mortgage loans, multi-family real estate, commercial real estate loans, and construction loans.

     The Registrant had approximately $89.3 million of one-to-four family residential mortgage loans in its mortgage loan portfolio at December 31, 2006. The Registrant generally originates one-to-four family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Registrant will originate residential mortgage loans in an amount up to 95% of the appraised value of a mortgaged property; however, the borrower is required to obtain mortgage insurance for the amount in excess of 80%. The Registrant offers residential fixed-rate loans and adjustable- rate loans with amortization periods ranging from 15 to 30 years. Interest rates for residential adjustable-rate loans residences adjust every 12 months based upon the weekly average yield on the one-year U.S. Treasury securities, plus a margin of 2.75 percentage points. These adjustable-rate loans have an interest rate cap of two percentage points per year and six percentage points over the life of the loan, and are originated for retention in the portfolio.

     Fixed-rate residential mortgage loans are underwritten in accordance with FannieMae guidelines. Currently, loans underwritten in accordance with FannieMae guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Registrant generally charges a higher interest rate if loans are not saleable under FannieMae guidelines. At December 31, 2006, $216.8 million of the Registrant's mortgage portfolio consisted of long-term, fixed-rate mortgage loans of which $226,000 were classified as held-for-sale. The Registrant does not service any loans that are sold and the Registrant is generally not liable for these loans (i.e., "nonrecourse loans").

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

     As of December 31, 2006, the Registrant's commercial real estate loans totaled $123.8 million of the mortgage portfolio. Typically, commercial real estate loans are originated in amounts up to 80% of the appraised value of the mortgaged property.

     The Registrant also originates loans to finance the construction of one-to-four family dwellings and commercial real estate. The Registrant makes construction loans both to individuals constructing their own residence and to developers constructing homes for resale. Generally, the Registrant only makes interim construction loans to individuals if it also makes the permanent mortgage loan on the property. Interim construction loans generally have terms of up to 12 months with fixed rates of interest. At December 31, 2006, construction loans totaled $10.3 million with $5.5 million of that total yet to be disbursed.

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

     Installment Loans. Installment loans primarily consist of home equity term loans and to a lesser extent automobile loans. Home equity loans are secured primarily by one-to-four family residences. The Registrant originates these loans with fixed rates with terms of up to 20 years. These loans are subject to 90%
combined loan-to-value limitation, including any outstanding mortgages or liens, without requiring mortgage insurance. The Registrant will originate home equity loans in an amount up 100% of the appraised value, however, mortgage insurance for the borrower may be required. The Registrant originates automobile loans with fixed rates of interest and terms of up to five years. At December 31, 2006, home equity term loans totaled $97.9 million.

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

     Home Equity Lines of Credit. Revolving home equity lines of credit are secured primarily by one- to-four family residences. The lines of credit are generally subject to a 90% combined loan-to-value limitation, including all outstanding mortgages and liens.

     PHEAA. The Bank originates education loans under PHEAA's Keystone Stafford and PHEAA's Plus programs. These programs are open to residents of Pennsylvania and parents of students at Pennsylvania post-secondary schools. Interest rates on these loans are currently equal to the 91-day U.S. Treasury bill rate plus a margin of 3.1 percentage points. Borrowers may defer and capitalize interest during periods of educational enrollment, unemployment or economic hardship. The Bank generally sells these loans to the PHEAA when repayment begins. Payments of principal and interest on these loans are guaranteed by the PHEAA and reinsured by the U.S. Department of Education under the Federal Family Education Loan Program.

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

     Loans to One Borrower Limits. By statute, the maximum amount of indebtedness that the Bank may have from any one customer may not exceed 15% of the Bank's capital accounts. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain limited circumstances. At December 31, 2006, the Bank's loans-to- one-borrower limit was $10.0 million and the largest amount of indebtedness from any single customer was $9.8 million. This indebtedness consisted of 31 loans to one borrower secured by multi-unit apartment buildings and one-to-four family dwellings.

     Loan Commitments. Written commitments are given to prospective borrowers on all approved mortgage loans. Generally, the commitment requires acceptance within 7 days of the date of issuance. At December 31, 2006, commitments to cover originations of loans totaled $4.8 million.

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

     When an insured institution classifies problem assets as either "substandard" or "doubtful," it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss," it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its allowances is subject to review by the FDIC which may order the establishment of additional loss allowances.

     The following table sets forth the Registrant's classified assets in accordance with its classification system at the dates indicated.


                                         At December 31
                     -------------------------------------------------------
                      2006        2005        2004        2003        2002
                     -------     -------     -------     -------     -------
                                          (In Thousands)

Special Mention..    $32,672     $43,069     $24,770     $19,022     $13,044
Substandard .....     14,438       7,798       3,940       8,756       9,518
Doubtful ........        136         240         259         668           9
Loss ............         --          --          --          --          --
                     -------     -------     -------     -------     -------
      Total .....    $47,246     $51,107     $28,969     $28,446     $22,571
                     =======     =======     =======     =======     =======

     The increases in substandard assets are due to the addition of commercial loans secured by real estate, which were classified due to either the financial condition of the individual borrower or the lack of current financial information on the borrower.

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

     Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. As of the dates indicated, no loans were categorized as troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No.
15. At December 31, 2006, the Company had $1.1 million in impaired loans within the meaning of SFAS No. 114, as amended by SFAS 118.

                                                                              At December 31,
                                                           ---------------------------------------------------
                                                             2006       2005       2004       2003       2002
                                                            ------     ------     ------     ------     ------
                                                                               (Dollars In Thousands)
Loans accounted for on a non-accrual basis:
  Mortgage ............................................     $   --     $  111     $  120     $  567     $  446
  Home equity lines of credit .........................         --         --         --         --         --
  Installment .........................................         43         26         --         --         77
  Commercial ..........................................          6         --         --         --         96
  PHEAA ...............................................         --         --         --         --         --
  Municipal ...........................................         --         --         --         --         --
  Credit cards ........................................         --         --         --         --         --
  Other ...............................................         --         --         --         --         --
                                                            ------     ------     ------     ------     ------
     Total ............................................     $   49     $  137     $  120     $  567     $  619
                                                            ------     ------     ------     ------     ------
Accruing loans which are contractually past
  due 90 days or more:
  Mortgage ............................................      2,657        541      3,618        704        728
  Installment .........................................          1         14          9         10         --
  Commercial ..........................................        108        161        954         14         41
  Home equity lines of credit .........................         --         --         --         --         --
  PHEAA ...............................................         --         --         --         --         --
  Municipal ...........................................         --         --         --         --         --
  Credit cards ........................................         --         --         --         --         --
  Other ...............................................         --         --         --         --         --
                                                            ------     ------     ------     ------     ------
     Total ............................................      2,766        716      4,581        728        769
                                                            ------     ------     ------     ------     ------
Total non-accrual .....................................      2,815        853      4,701      1,295      1,388
                                                            ------     ------     ------     ------     ------
Other real estate owned ...............................         49         48      1,767        254        637
                                                            ------     ------     ------     ------     ------
Total non-performing assets ...........................     $2,864     $  901     $6,468     $1,549     $2,025
                                                            ======     ======     ======     ======     ======

Total non-accrual and accrual loans to net loans.......      0.60%      0.19%      1.08%      0.31%      0.39%
                                                             ====       ====      =====       ====       ====
Total non-accrual and accrual loans to total assets....      0.38%      0.12%      0.70%      0.21%      0.24%
                                                             ====       ====      =====       ====       ====
Total non-performing assets to total assets............      0.39%      0.13%      0.96%      0.25%      0.35%
                                                             ====       ====      =====       =====      ====

     As of December 31, 2006, there were no loans not reflected in the above as to which management had serious doubts as to the ability of borrowers to comply with present loan repayment loans.

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

     Activity in the Allowance for Loan Losses. The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:



                                                                      December 31,
                                              -------------------------------------------------------------
                                                2005         2005         2004         2003         2002
                                              ---------    ---------    ---------    ---------    ---------
                                                                          (Dollars in Thousands)

Total loans outstanding ...................   $ 472,490    $ 445,789    $ 439,142    $ 419,571    $ 362,744
                                              =========    =========    =========    =========    =========
Average loans outstanding .................   $ 462,036    $ 436,906    $ 430,543    $ 393,743    $ 337,600
                                              =========    =========    =========    =========    =========
Allowance balance (at beginning of  period)   $   3,564    $   2,594    $   3,285    $   2,873    $   2,114
                                              ---------    ---------    ---------    ---------    ---------
Provision .................................       1,500        1,200          600          600        1,100
Charge-Offs:
   Mortgage ...............................          --          (64)      (1,204)         (11)        (219)
   Installment ............................         (63)        (100)        (127)         (84)         (68)
   Commercial .............................        (192)         (19)          (8)        (148)        (154)
   Home equity lines of credit ............          --           --           --           --           --
   PHEAA ..................................          --           --           --           --           --
   Municipal ..............................          --           --           --           --           --
   Credit cards ...........................          (2)          --           --           --           --
   Other ..................................         (91)         (88)          --           --           --
                                              ---------    ---------    ---------    ---------    ---------
      Total charge-offs ...................        (348)        (271)      (1,339)        (243)        (441)
Recoveries:
  Mortgage ................................          --            7           --           --           --
  Installment .............................           5           10            3           20            9
  Commercial ..............................          30           13           45           35           91
  Home equity lines of credit .............          --           --           --           --           --
  PHEAA ...................................          --           --           --           --           --
  Municipal ...............................          --           --           --           --           --
  Credit cards ............................          --           --           --           --           --
  Other ...................................          18           11           --           --           --
                                              ---------    ---------    ---------    ---------    ---------
      Total recoveries ....................          53           41           48           55          100
Net charge-offs ...........................        (295)        (230)      (1,291)        (188)        (341)
                                              ---------    ---------    ---------    ---------    ---------
Allowance balance (at end of period) ......   $   4,769    $   3,564    $   2,594    $   3,285    $   2,873
                                              =========    =========    =========    =========    =========
Allowance for loan losses as a percent
  of total loans outstanding...............        1.01%        0.80%        0.59%        0.78%        0.79%
                                              =========    =========    =========    =========    =========
Net loans charged off as a percent of
  average loans outstanding................        0.06%        0.05%        0.30%        0.05%        0.10%
                                              =========    =========    =========    =========    =========

     Allocation of the Allowance For Loan Losses. The following table shows the allocation of the Registrant's allowance for loan losses by loan category and the percentage of total loans represented by each loan category at the date indicated.


                                                                         At December 31,
                                 ---------------------------------------------------------------------------------------------
                                       2006               2005               2004              2003               2002
                                 ----------------   -----------------  ----------------  -----------------  ------------------
                                          % of                % of              % of               % of                % of
                                          Loans               Loans             Loans              Loans               Loans
                                         to Total            to Total          to Total           to Total            to Total
                                 Amount   Loans     Amount    Loans    Amount   Loans     Amount   Loans     Amount    Loans
                                 ------  --------   ------   -------   ------  --------   ------  -------    ------   --------
                                                                    (Dollars in Thousands)

At end of period allocated to:
  Mortgage ...................   $2,714    56.59%   $1,853    56.65%   $1,110    57.37%   $  806    58.33%   $  515    57.87%
  Installment ................      308    20.95       282    29.95       338    19.27       109    18.65       188    16.33
  Commercial .................    1,693    15.69     1,395    14.24       889    13.91     2,217    14.19     2,100    16.14
  Home equity lines of credit        26     3.51        32     4.41        43     5.28       138     5.23        64     4.36
  PHEAA ......................        1     1.37         1     1.52         4     1.67         5     1.87         2     1.90
  Municipal ..................       16     1.77         1     2.05       210     2.29         9     1.49         4     3.08
  Credit cards ...............       --     0.02        --     0.01        --     0.01        --     0.01        --     0.01
  Other ......................       11     0.10        --     0.17        --     0.20         1     0.23        --     0.31
                                 ------   ------    ------   ------    ------   ------    ------   ------    ------   -------
      Total ..................   $4,769   100.00%   $3,564   100.00%   $2,594   100.00%   $3,285   100.00%   $2,873   100.00%
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

     Current accounting standards regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held-to-maturity," "available-for-sale," or "trading." As of December 31, 2006, the Registrant had securities classified as "available-for-sale" (which included the stock we are required to hold in the Federal Home Loan Bank ("FHLB") of Pittsburgh as a member ) in the amount of $226.4 million and had no securities classified as "held-to-maturity" or "trading." Securities classified as "available-for-sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At
December 31, 2006, the Registrant's securities available-for-sale had an amortized cost of $226.6 million and market value of $226.4 million. Changes in the market value of securities available-for- sale do not affect the Company's income. In addition, changes in the market value of securities available-for-sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

     At December 31, 2006, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; (iv) municipal obligations; (v) banker's acceptances; (vi) certificates of deposit; and (vii) investment-grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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

     Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio at the dates indicated:


                                                           At December 31,
                                                    ------------------------------
                                                      2006       2005       2004
                                                    --------   --------   --------
                                                             (In Thousands)
Securities available-for-sale:
  Obligations of U.S. government agencies .......   $ 95,325   $ 78,874   $ 71,103
  Mortgage-backed securities ....................     61,046     53,827     65,004
  Obligations of state and political subdivisions     64,598     54,808     46,446
  FHLB stock ....................................      5,197      5,470      5,683
  Equity securities .............................        234      8,288      7,940
  Other securities ..............................         47        196        716
                                                    --------   --------   --------
     Total securities available-for-sale ........   $226,447   $201,463   $196,892
                                                    ========   ========   ========

     Investment Portfolio Maturities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Registrant's investment securities portfolio as of December 31, 2006. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations.

                                                                             At December 31, 2006
                              -----------------------------------------------------------------------------------------------------
                                                                      After Five        More than
                              One Year or Less  One to Five Years    to Ten Years       Ten Years       Total Investment Securities
                              ----------------  ----------------- -----------------  -----------------  ---------------------------
                              Carrying Average  Carrying Average  Carrying  Average  Carrying  Average  Carrying  Average  Market
                               Value    Yield    Value    Yield    Value     Yield    Value     Yield    Value     Yield   Value
                              -------- -------  -------- -------  --------  -------  --------  -------- --------  -------  ------
                                                                       (Dollars in thousands)
Obligations of U.S. .........
  government agencies .......  $  --      --%   $ 6,962    4.60%   $80,210   4.73%   $  8,153    5.54%  $ 95,325    4.79%  $ 95,325
Mortgage-backed securities ..     --      --      9,609    3.96      3,634   3.93      47,803    5.05     61,046    4.81     61,046
Obligations of state and
  political subdivisions(1) .    740    5.03      1,740    4.78     11,231   4.92      50,887    4.45     64,598    4.55     64,598
FHLB stock ..................     --      --         --      --         --     --       5,197    5.83      5,197    5.83      5,197
Equity securities ...........     --      --         --      --         --     --         234    3.86        234    3.86        234
Other securities ............     --      --         25    6.25         --     --          22    5.10         47    5.71         47
                               -----            -------            -------           --------           --------           ---------
     Total ..................  $ 740    5.03%   $18,336    4.28%   $95,075   4.72%   $112,296    4.85%  $226,447    4.75%  $226,447
                               =====            =======            =======           ========           ========           ========

--------------------
(1)  Average yields have not been computed on a tax-equivalent basis.

Sources of Funds

     General. Deposits are the major source of the Registrant's funds for lending and other investment purposes. In addition to deposits, the Registrant derives funds from the amortization, prepayment or sale of loans, maturities of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank can also borrow from the FHLB of Pittsburgh.

     Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. The Bank also offers a variety of deposit-related services for commercial customers, including merchant card processing, ACH origination, wire transfers, safe deposit boxes, and lock-box services. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Registrant regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Registrant's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Registrant does not obtain funds through brokers, nor does it solicit funds outside the Commonwealth of Pennsylvania.


                                                            At December 31,
                                ----------------------------------------------------------------------
                                        2006                     2005                     2004
                                --------------------     --------------------     --------------------
                                Average      Average     Average      Average     Average      Average
                                Balance       Rate       Balance       Rate       Balance       Rate
                                                        (Dollars in thousands)

Checking accounts:
   Non-interest-bearing .....   $ 81,682        --%      $ 81,926        --%      $ 80,423       --%
   Interest-bearing .........     56,294      0.66         51,881      0.60         45,791      0.39
Passbook and club accounts...     69,717      0.51         75,734      0.52         76,356      0.51
Money market accounts .......     52,671      2.54         62,225      1.67         58,103      0.89
Certificate accounts ........    274,047      4.17        245,654      3.31        245,881      3.09
                                --------      ----       --------      ----       --------      ----
         Total ..............   $534,441      2.52%      $517,420      1.91%      $506,554      1.71%
                                ========      ====       ========      ====       ========      ====

     The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining at December 31, 2006 (in thousands).


                                               Certificates of
  Maturity Periods                                 Deposit
  ----------------                             ---------------
  Three months or less......................       $26,149
  Over three through six months.............        15,336
  Over six through twelve months............        42,444
  Over twelve months........................         9,948
                                                   -------
        Total...............................       $93,877
                                                   =======

     Borrowings. Deposits are the primary source of funds for the Registrant's lending and investment activities as well as for general business purposes. Should the need arise, the Registrant has a maximum borrowing capacity with the FHLB of Pittsburgh of $313.0 million. At December 31, 2006, there were outstanding $67.5 million of long-term FHLB borrowings.

     The Bank offers its commercial checking customers a sweep account arrangement in which account balances are invested in U.S. Government and Agency securities on an overnight basis to provide a higher rate of return to these customers. The Bank's obligation to repurchase these securities the next business day is classified as a borrowing by the Bank for financial reporting purposes.

     The following table sets forth certain information regarding the Bank's repurchase agreements which were the only category of short-term borrowings (due within one year or less) whose average balance for the past fiscal year exceeded 30% of stockholders equity at December 31, 2006.


                                                               At or for the Year Ended December 31,
                                                            ------------------------------------------
                                                               2006            2005            2004
                                                            ----------      ----------      ----------
                                                                       (Dollars in Thousands)
Average balance outstanding................................  $30,747         $20,209          $15,205
Maximum amount outstanding at any
  month-end during the period..............................  $41,869         $38,686          $24,682
Weighted average interest rate during the period...........    4.62%           2.79%            1.01%
Balance outstanding at end of period.......................  $27,417         $18,443          $15,157
Weighted average interest rate at end of period...........     4.87%           3.51%            1.51%

Trust Services

     The Bank offers a variety of trust services including trust management, estate planning and administration, investment counseling and management and retirement planning. The Bank serves as trustee for testamentary, living, irrevocable and charitable trusts, administers investment agencies, employee benefit plans, guardianships, special needs trusts and offers separately managed accounts. The Bank's fees for these services are generally a percentage of the assets under management. As of December 31, 2006, the Bank had $126.9 million in assets under management compared to $115.1 million at December 31, 2005. The increase in assets under management in 2006 was primarily due to new trust accounts. For the year ended December 31, 2006, the Bank had income of $466,000 from its trust services.

Personnel

     As of December 31, 2006, the Registrant had 181 full-time and 52 part-time employees. None of the Registrant's employees are represented by a collective bargaining group.

                           SUPERVISION AND REGULATION

Regulation of the Company

     Set forth below is a brief description of certain laws which related to the regulation of the Company and the Ba4nk. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

     Pennsylvania Banking Law. The Pennsylvania Banking Code ("Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state chartered commercial banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices. In addition to the powers specifically granted, the Code authorizes state-chartered banks to engage in activities authorized to national banks and federal savings associations subject to the conditions, limitations and restrictions otherwise imposed.

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

     Federal Deposit Insurance. The Federal Deposit Insurance Corporation is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Previously, the Federal Deposit Insurance Corporation administered two separate insurance funds, the Bank Insurance Fund ("BIF"), which generally insured commercial bank and state savings bank deposits, and the Savings Association Insurance Fund ("SAIF"), which generally insured savings association deposits.

     Under the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006: (i) the BIF and the SAIF were merged into a new combined fund, called the Deposit Insurance Fund effective March 31, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts have been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

     The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

     Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank anticipates that it will be able to offset its deposit insurance premium for 2007 with the special assessment credit.

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

         Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like the Bank are not members of the Federal Reserve System. At December 31, 2006, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

     The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of December 31, 2006.

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

     As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount from 4.5% to 6.0% of its outstanding residential mortgage loans plus 0% to 1.5% of its unused maximum borrowing capacity. At December 31, 2006, the Bank was in compliance with this requirement.

     Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non- interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2006, the Bank met its reserve requirements.

Item 1A. Risk Factors
---------------------

     Investing in our securities may involve certain risks, including the risks described below. You should carefully consider these risk factors together with all other available information and data before you decide to invest in our securities.

Our loan portfolio includes a substantial amount of commercial and commercial real estate loans.

     Our commercial loan portfolio, including real estate and non-real estate loans, was $162.8 million at December 31, 2006, comprising 34.4% of total loans. Commercial loans generally involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our customers would hurt our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. A number of factors may affect a borrower's ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

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

     Because our loans are concentrated in the Pittsburgh area, a decline in the general economic conditions of this area could have a material adverse effect on our financial condition, results of operations and cash flows. In recent years, Pittsburgh has experienced the loss of several major employers and is expected to experience additional job losses and a decline in population. The Pittsburgh area is characterized by an aging population and household incomes below the national average. These factors may tend to limit economic growth and business opportunities.

If we have failed to provide an adequate allowance for loan losses, there could be a significant negative impact on our earnings.

     The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan. Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, our management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses. At December 31, 2006, our allowance for loan losses was $4.8 million which represented 1.0% of total loans and 166.5% of nonperforming loans. If our management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the bank regulatory authorities require the Bank to increase its allowance for loan losses, our earnings could be significantly and adversely affected.

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

If more interest-earning assets than interest-bearing liabilities re-price or mature during a time when interest rates are declining, then our net interest income may be reduced. If more interest-bearing liabilities than interest-earning assets re-price or mature during a time when interest rates are rising, then our net interest income may be reduced. At December 31, 2006, our interest-earning liabilities maturing or repricing within one year exceeded our interest-bearing assets maturing or repricing within one year by $395.9 million. As a result, the yield on our interest-earning assets should adjust to changes in interest rates at a faster rate than the cost of our interest-bearing liabilities and our net interest income may be reduced when interest rates decrease significantly for long periods of time.

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

Item 1B.  Unresolved Staff Comments
-----------------------------------

         Not applicable.

Item 2.  Properties
-------------------

     At December 31, 2006, the Registrant operated from its main office, six branch offices and three supermarket branch offices and two loan offices and a trust office, all located in southwestern Pennsylvania. The total net book value of the Registrant's investment in premises and equipment at December 31, 2006, was approximately $5.3 million. The main office of the Company and of the Bank and three branch offices are owned by the Bank and the remaining three branch offices, three supermarket branch offices, and the Bank's trust division and a loan center, are leased by the Bank. These leases have initial terms of one to twenty years, and all leases contain renewal options for additional periods of 1 to 5 years.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     Part II

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

     (a) Market for Common Equity. The information contained under the section captioned "Stock Market Information" in the 2006 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference. The Registrant did not sell any equity securities that were not registered under the Securities Act of 1933 during the period under report.

     (b)  Use of Proceeds. Not applicable

     (c)  Issuer Purchase of Equity Securities.


                                                                         (c) Total Number         (d) Maximum Number
                                                                       of Shares (or Units)     (or Approximate Dollar
                               (a) Total               (b)              Purchased as Part        Value) of Shares (or
                                 Number           Average Price            of Publicly          Units) that May Yet Be
                             of Shares (or        Paid per Share         Announced Plans          Purchased Under the
Period                      Units) Purchased        (or Unit)              or Programs*            Plans or Programs
------                      ----------------        ---------              -----------             -----------------

October 1 to 31, 2006              400                $43.65                  84,029                    67,021
November 1 to 30, 2006             700                 42.17                  84,729                    66,371
December 1 to 31, 2006              --                    --                      --                        --
                                 -----                ------                  ------                    ------
    Total                        1,100                $42.71                  84,729                    66,371
                                 =====                ======                  ======                    ======

----------------------
     * On November 18, 1999 the Registrant announced a stock repurchase plan for up to 151,100 shares.


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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Registrant's financial statements listed in Item 15 herein are incorporated herein by reference from the Annual Report.

Item  9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

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

Item 9B.  Other Information
---------------------------

     Not applicable.

                                    Part III

Item 10.  Directors, Executive Officers and Corporate Governance
----------------------------------------------------------------

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" and "-- Biographical Information" in the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference.

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

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

     Set forth  below is  information  as of December  31, 2006 with  respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                      EQUITY COMPENSATION PLAN INFORMATION

                                                 (a)                      (b)                           (c)
                                                                                               Number of securities
                                        Number of securities        Weighted-average          remaining available for
                                          to be issued upon         exercise price of      future issuance under equity
                                             exercise of               outstanding              compensation plans
                                        outstanding options,        options, warrants          (excluding securities
                                        warrants and rights            and rights            reflected in column (a))
                                        --------------------           ----------            ------------------------
Equity compensation plans
approved by shareholders:

2000 Stock Option Plan...............          230,874                   $17.30                       219,500

Equity compensation plans
not approved by shareholders.........               --                       --                            --
                                               -------                   ------                       -------
     TOTAL..........................           230,874                   $17.30                       219,500
                                               =======                   ======                       =======

Item 13.  Certain Relationships and Related Transactions, and Director
----------------------------------------------------------------------
Independence
------------


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

          1.   The  consolidated   statements  of  financial  condition  of  IBT
               Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006, together with the related notes and the independent auditors' report of Edwards Sauer & Owens, P.C., independent registered public accounting firm.

          2.   Schedules omitted as they are not applicable.

          3.   Exhibits

               3(i)  Articles of Incorporation of IBT Bancorp, Inc.*
               3(ii) Amended Bylaws of IBT Bancorp, Inc.**
               4.1   Rights  Agreement,  dated as of  November  18,  2003 by and between  IBT  Bancorp,  Inc.  and  Registrar  and  Transfer
                     Company***
               10+   Change In  Control  Severance  Agreement  with  Charles G.
                     Urtin****
               10.1+ Deferred Compensation Plan For Bank Directors****
               10.2+ Death  Benefit Only  Deferred  Compensation  Plan For Bank
                     Directors effective as of January 1, 1990****
               10.3+ Retirement and Death Benefit  Deferred  Compensation  Plan
                     For Bank Directors effective as of January 1, 1990****
               10.4+ 2000 Stock Option Plan*****
               10.5+ Irwin Bank & Trust Company Supplemental Pension Plan****** 10.6+ Medical Insurance Continuation Agreement with Charles G.
                     Urtin*******
               13    Portions of the 2006 Annual Report to Shareholders
               21    Subsidiaries
               23    Consent of Edwards, Sauer & Owens, P.C.
               31.1  Rule 13a-14(a) Certification of Chief Executive Officer
               31.2  Rule 13a-14(a) Certification of Chief Financial Officer
               32    Section 1350 Certification

-------------------------
+        Management contract or compensatory plan or arrangement.
* Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10 (File No. 0-25903) filed April 29, 1999.
** Incorporated by reference to the identically numbered exhibits of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
*** Incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement (File No. 001-31655) filed with the SEC on November 20, 2003.
**** Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
***** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333- 40398) filed with the SEC on June 29, 2000.
****** Incorporated by reference to identically numbered exhibit in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
******* Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 6, 2006.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 16, 2007.

                                     IBT BANCORP, INC.


                                     By:      /s/ Charles G. Urtin
                                              ----------------------------------
                                              Charles G. Urtin, President and
                                              Chief Executive Officer
                                              (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below as of March 16, 2007 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Charles G. Urtin                                          /s/ Thomas E. Deger
-----------------------------------------------------         -----------------------------------------------------
Charles G. Urtin, President, Chief Executive                  Thomas E. Deger
Officer, and Director                                         Director
(Principal Executive Officer)


/s/ Richard L. Ryan                                           /s/ John N. Brenzia
-----------------------------------------------------         -----------------------------------------------------
Richard L. Ryan                                               John N. Brenzia
Director                                                      Director


                                                              /s/ Robert C. Whisner
-----------------------------------------------------         -----------------------------------------------------
Charles W. Hengenroeder                                       Robert C. Whisner
Director                                                      Director


/s/ Grant J. Shevchik
-----------------------------------------------------         -----------------------------------------------------
Grant J. Shevchik                                             Robert Rebich, Jr.
Director                                                      Director


/s/ Raymond G. Suchta
-----------------------------------------------------         -----------------------------------------------------
Raymond G. Suchta                                             Richard J. Hoffman
Senior Vice President and Chief Financial Officer             Director
(Principal Financial and Accounting Officer)