Form 10-Q
period 2007-03-31
IBT BANCORP INC
filed 2007-05-07
CIK 801122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007
                                    --------------

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

Number of shares of Common Stock outstanding as of May 08, 2007: 5,882,040

                                IBT BANCORP, INC.

                                    Contents
                                    --------

                                                                                                 Pages
                                                                                                 -----
PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statements..................................................................2

                Consolidated balance sheets (unaudited) at March 31, 2007
                     and December 31, 2006............................................................2

                Consolidated statements of income (unaudited) for the three months ended March 31, 2007 and 2006 ...................................................3

                Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2007 and 2006....................................................4

                Notes to consolidated financial statements............................................5


     Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations........................................................7

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................12

     Item 4.    Controls and Procedures..............................................................12

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings....................................................................13

     Item 1A.   Risk Factors.........................................................................13

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..........................13

     Item 3.    Defaults upon Senior Securities......................................................13

     Item 4.    Submission of Matters to a Vote of Security-Holders..................................13

     Item 5.    Other Information....................................................................13

     Item 6.    Exhibits.............................................................................14

Signatures...........................................................................................15


CONSOLIDATED BALANCE SHEETS
IBT BANCORP, INC. AND SUBSIDIARY

                                                          March 31, 2007  December 31, 2006
                                                          --------------  -----------------
                                                           (unaudited)      (unaudited)
                                                          --------------  -----------------
 ASSETS
       Cash and due from banks                            $  17,756,695    $  19,317,614
       Interest-bearing deposits in banks                       744,134          637,034
       Certificates of deposit                                  100,000          100,000
       Securities available for sale                        224,916,962      221,249,369
       Federal Home Loan Bank stock, at cost                  4,981,300        5,196,800
       Loans, net                                           466,022,851      467,720,508
       Premises and equipment, net                            5,382,162        5,281,385
       Other assets                                          21,579,332       21,459,045
                                                          -------------   --------------

Total Assets                                              $ 741,483,436    $ 740,961,755
                                                          =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
       Deposits
           Non-interest bearing                           $  85,347,626    $  85,553,753
           Interest-bearing                                 486,766,030      486,918,461
                                                          -------------   --------------
           Total deposits                                   572,113,656      572,472,214

       Repurchase agreements                                 30,072,384       27,416,559
       Accrued interest and other liabilities                 6,256,473        6,082,279
       FHLB advances                                         69,946,721       72,409,643
                                                          -------------   --------------
       Total liabilities                                    678,389,234      678,380,695

Stockholders' Equity
       Capital stock, par value $1.25 per share,
          50,000,000 shares  authorized, 5,965,119
          shares issued, 5,882,040 and 5,882,640 shares
          outstanding at March 31, 2007 and
          December 31, 2006, respectively                     7,456,399        7,456,399
       Retained earnings                                     59,367,736       58,970,791
       Accumulated other comprehensive income                  (775,492)        (904,723)
                                                          -------------   --------------

                                                             66,048,643       65,522,467
       Less:  Treasury stock, at cost                        (2,954,441)      (2,941,407)
                                                          -------------   --------------
       Total stockholders' equity                            63,094,202       62,581,060
                                                          -------------   --------------

Total Liabilities and Stockholders' Equity                $ 741,483,436    $ 740,961,755
                                                          =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
IBT BANCORP, INC. AND SUBSIDIARY

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                2007            2006
                                                           ------------    ------------
                                                                    (unaudited)
                                                           ----------------------------
Interest Income
      Loans, including fees                                $  7,886,596    $  7,214,485
      Investment securities                                   2,724,157       2,202,385
      Federal funds sold                                          5,037           1,472
                                                           ------------    ------------
      Total interest income                                  10,615,790       9,418,342

Interest Expense
      Deposits                                                4,114,125       2,891,101
      FHLB advances                                             788,930         757,706
      Repurchase agreements                                     330,556         177,905
      Federal funds purchased                                         -         183,934
                                                           ------------    ------------
      Total interest expense                                  5,233,611       4,010,646
                                                           ------------    ------------
Net Interest Income                                           5,382,179       5,407,696
Provision for Loan Losses                                       250,000         300,000
                                                           ------------    ------------
Net Interest Income after Provision
      for Loan Losses                                         5,132,179       5,107,696

Other Income
      Service fees                                              886,851         872,154
      Investment security gains                                   1,235         255,000
      Investment security losses                                 (2,500)              -
      Increase in cash surrender value of life insurance        120,696         110,287
      Debit card fees                                           210,633         196,513
      Trust fees                                                115,137         132,142
      Other income                                              295,000         278,457
                                                           ------------    ------------
      Total other income                                      1,627,052       1,844,553

Other Expenses
      Salaries                                                1,541,519       1,543,630
      Pension and other employee benefits                       647,399         577,611
      Occupancy expense                                         403,939         413,466
      Data processing expense                                   273,756         267,321
      Pennsylvania shares tax                                   163,071         150,785
      Advertising expense                                       145,633          62,929
      Debit card expense                                        146,250         165,255
      Other expenses                                          1,048,694         856,666
                                                           ------------    ------------

      Total other expenses                                    4,370,261       4,037,663
                                                           ------------    ------------
Income Before Income Taxes                                    2,388,970       2,914,586

Provision for Income Taxes                                      521,365         604,147
                                                           ------------    ------------
Net Income                                                 $  1,867,605    $  2,310,439
                                                           ============    ============
Basic Earnings per Share                                   $       0.32    $       0.39
                                                           ============    ============
Diluted Earnings per Share                                 $       0.32    $       0.39
                                                           ============    ============
Dividends per Share                                        $       0.25    $       0.25
                                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
IBT BANCORP, INC. AND SUBSIDIARY

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2007            2006
                                                            ------------    ------------
                                                                    (unaudited)
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                            $  1,867,605    $  2,310,439
      Adjustments to reconcile net cash
        from operating activities:
          Depreciation                                           180,000         204,000
          Increase in cash surrender value of insurance         (120,696)       (110,287)
          Net amortization/accretion of
            premiums and discounts                               (15,453)        111,912
          Investment security losses (gains)                       1,265        (255,000)
          Provision for loan losses                              250,000         300,000
          Increase (decrease) in cash due
            to changes in assets and liabilities:
            Other assets                                         (22,590)         13,097
            Accrued interest and other liabilities               140,070       2,178,511
                                                            ------------    ------------
      Net Cash From Operating Activities                       2,280,201       4,752,672

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales of securities
        available for sale                                     3,998,750       2,565,000
      Proceeds from maturities of securities
        available for sale                                     5,018,318       7,512,912
      Purchase of securities available for sale              (12,472,968)    (14,776,895)
      Net decrease (increase) in loans                         1,436,506      (8,967,646)
      Purchases of premises and equipment                       (280,777)       (113,749)
      Proceeds from sales of Federal Home Loan Bank stock        852,800       2,372,000
      Purchase of Federal Home Loan Bank stock                  (637,300)     (2,384,700)
                                                            ------------    ------------
      Net Cash Used By Investing Activities                   (2,084,671)    (13,793,078)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net (decrease) increase in deposits                       (358,558)      6,218,241
      Net increase in securities sold
        under repurchase agreements                            2,655,825      14,509,701
      Dividends paid                                          (1,470,660)     (1,477,727)
      Proceeds from FHLB advances                             81,615,000      12,000,000
      Repayment of FHLB advances                             (84,077,922)     (1,660,883)
      Federal funds purchased                                          -     (12,468,000)
      Exercised stock options                                          -          (3,764)
      Purchase of treasury stock                                 (13,034)        (52,760)
                                                            ------------    ------------
      Net Cash (Used By) From Financing Activities            (1,649,349)     17,064,808

Net Change in Cash and Cash Equivalents                       (1,453,819)      8,024,402
Cash and Cash Equivalents at Beginning of Period              19,954,648      15,499,940
                                                            ------------    ------------
Cash and Cash Equivalents at End of Period                  $ 18,500,829    $ 23,524,342
                                                            ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended March 31, 2007


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2006.


NOTE B - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 5,882,183 for the three months ended March 31, 2007 and 5,909,844 for the three months ended March 31, 2006. The outstanding shares for the three months ended March 31, 2006 have been restated for the 100% stock dividend paid on November 16, 2006


NOTE C - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2007 and 2006 was $1,996,836 and $1,962,513, respectively.


NOTE D - INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

                                                       March 31, 2007
                              ---------------------------------------------------------------
                                                                  Gross            Gross
                                Amortized      Unrealized       Unrealized         Market
                                  Cost           Gains            Losses           Value
                              -------------   -------------    -------------    -------------
Obligations of
   U.S. Government Agencies   $  98,613,974   $     522,222    $    (531,085)   $  98,605,111
Obligations of State and
   political sub-divisions       62,971,845       1,174,244          (80,872)      64,065,217
Mortgage-backed securities       62,953,570          71,394       (1,055,537)      61,969,427
Other securities                     46,813               -               (2)          46,811
Equity securities                   250,220           3,569          (23,393)         230,396
                              -------------   -------------    -------------    -------------
                              $ 224,836,422   $   1,771,429    $  (1,690,889)   $ 224,916,962
                              =============   =============    =============    =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IBT BANCORP, INC. AND SUBSIDIARY

Period Ended March 31, 2007


NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159 the Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB 115. FASB No. 159 permits entities to choose to measure certain financial instruments at fair value. It was developed to improve financial reporting by reducing the volatility pertaining to the measurement of assets and liabilities without having to apply complex hedge accounting guidance. This statement is expected to expand the use of fair value measurement, which is consistent with FASB's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Company is evaluating the effects of this statement on its financial statements and has not elected to adopt early.

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

GENERAL

         IBT Bancorp, Inc. is a bank holding company headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking services through its wholly owned banking subsidiary, Irwin Bank (collectively, the "Company"). In the fall of 2006, the Company began a branding and market research initiative. As a result of this on-going endeavor, in February 2007, the Company developed a new logo for its banking subsidiary and shortened its name to "Irwin Bank". The Company's stock is traded on the American Stock Exchange under the symbol IRW. All historical per share amounts have been restated for the 100% stock dividend paid on November 16, 2006.

FINANCIAL CONDITION

         At March 31, 2007 total assets increased $522,000 to $741.5 million from $741.0 million at December 31, 2006. Asset growth was primarily due to increases in securities available for sale of $3.7 million offset by net loan decreases of $1.7 million.

         At March 31, 2007, securities available for sale increased $3.7 million to $224.9 million from $221.2 million at December 31, 2006. This change was primarily due to increases in U.S. government agencies of $3.3 million and in mortgage-backed securities of $923,000 offset by a net decrease of $532,000 in obligations of state and political sub-divisions. The Company evaluates the investment portfolio on an on-going basis to maximize yield, within board-approved risk thresholds, making purchasing and selling decisions accordingly.

         Net loans at March 31, 2007 were $466.0 million, $1.7 million below the reported total of $467.7 million at December 31, 2006. This change was primarily due to decreases in real estate secured mortgage and commercial loans of $1.4 million and in lines of credit of $1.3 million partially offset by an increase of $821,000 in municipal loans. Contributing to the decrease was a decline in first quarter loan originations following a seasonal drop in fourth quarter loan applications.

         At March 31, 2007, total liabilities remained relatively unchanged at $678.4 million from the same reported total at December 31, 2006. Total liabilities remained unchanged due to decreases in total deposits and FHLB advances being offset by increases in repurchase agreements.

          Repurchase agreements increased $2.7 million to $30.1 million at March 31, 2007, from $27.4 million at December 31, 2006 due to normal account fluctations. The Company offers its corporate customers sweep accounts where unused deposit balances are swept into an overnight repurchase agreement yielding market rates.

         FHLB advance totals dropped $2.5 million to $70.0 million at March 31, 2007, from $72.4 million at December 31, 2006. The decrease is due to the maturity of a $2.0 million advance and principal payments of $463,000.

         Non-interest bearing deposit accounts decreased to $85.3 million at March 31, 2007, from $85.6 million at December 31, 2006. The decrease of $206,000 is attributed to normal fluctuations, which arise due to the timing of month-end pension and social security deposits.

         Interest-bearing deposits decreased to $486.8 million at March 31, 2007, from $486.9 million at December 31, 2006. The decrease of $152,000 was primarily in certificates of deposit, which decreased $9.7 million. The decrease was offset by an increase of $5.6 million in money market accounts, $2.1 million in interest bearing checking accounts, and $1.9 million in savings accounts. Certificate of deposit decreases were primarily from short-term certificates that the Company had not anticipated maintaining.

         At March 31, 2007 total stockholders' equity increased $513,000 to $63.1 million from $62.6 million at December 31, 2006. The increase was primarily due to net income of $1.9 million and an increase in accumulated other comprehensive income (net of deferred income taxes) of $130,000 offset by dividends paid of $1.5 million and treasury stock purchased of $13,000. Accumulated other comprehensive income increased as a result of changes in the net unrealized gains/losses on securities available for sale. Because of the effect of interest rate volatility on unrealized gains/losses on securities available for sale, the Company's accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

         Net income. Net income for the three months ended March 31, 2007 decreased $443,000 to $1,868,000, or $.32 diluted earnings per share from $2,310,000, or $.39 diluted earnings per share, for the comparable three-month period in 2006. The decrease for the three months ended March 31, 2007 was primarily the result of a decrease in net interest income due primarily to a $254,000 decrease in investment security gains, a decrease in other income, and an increase in other expense.

         Net interest income. Net interest income declined to $5,382,000 for the three months ended March 31, 2007 compared to $5,408,000 for the three months ended March 31, 2006. While interest income increased 13% over the comparable 2006 quarter, interest expense increased 30%. This was due to rates paid for deposits increasing at a faster rate than rates charged for loans. As a result, the Company's net interest spread tightened to 2.52% from 2.82% in the prior year period and its net interest margin narrowed to 3.08% from 3.31%. The narrowing of the spread and margin reflect the current inverted yield curve environment in which short-term rates (off which we price our deposits) are higher than long-term rates (off which we price our loans.)

         Interest income. Interest income for the three months ended March 31, 2007 increased $1,198,000 to $10,616,000 from $9,418,000 for the comparable three-month period in 2006. The average balance of interest earning assets increased $45.1 million for the three months ended March 31, 2007, to $698.9 million from $653.8 million for the comparable period in 2006. The yield on these assets increased 32 basis points to 6.08%, for the three months ended March 31, 2007 from 5.76% for the comparable period in 2006. See "Average Balance Sheet and Rate/Volume Analysis".

         Interest expense. Interest expense for the three months ended March 31, 2007 increased $1,224,000 to $5,234,000 from $4,010,000 for the comparable period in 2006. The change in interest expense was primarily attributed to an increase of $41.2 million in the average balance of interest-bearing liabilities and a 62 basis point increase in the average cost of funds to 3.56% for the three months ended March 31, 2007 from 2.94% for the comparable period in 2006. See "Average Balance Sheet and Rate/Volume Analysis".

         Average Balance Sheet

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

                                            Three Months Ended March 31,         Three Months Ended March 31,
                                          ---------------------------------   ----------------------------------
                                                        2007                                 2006
                                          ---------------------------------   ----------------------------------
                                            Average              Average         Average              Average
                                            Balance   Interest  Yield/Cost       Balance   Interest  Yield/Cost
                                          ---------------------------------   ----------------------------------
                                               (Dollars In Thousands)              (Dollars In Thousands)
                                          ---------------------------------   ----------------------------------
Interest-earning assets:
  Loans receivable (1)                    $ 469,997   $  7,887     6.71%       $ 449,608    $ 7,215      6.42%
  Investment securities (2)                 228,519      2,724     4.77%         204,026      2,202      4.32%
     Federal funds sold                         387          5     5.20%             171          1      3.44%
                                          ---------   --------     ----        ---------    -------      ----
    Total interest earning assets           698,903   $ 10,616     6.08%         653,805    $ 9,418      5.76%

Non-interest earning assets (3)              38,075                               37,000
                                          ---------                            ---------
    Total assets                          $ 736,978                            $ 690,805
                                          =========                            =========
Interest-bearing liabilities:
  Money market accounts                   $  57,142   $    426     2.98%       $  54,411    $   279      2.05%
  Certificates of Deposit                   306,151      3,507     4.58%         256,989      2,426      3.78%
  Other liabilities (4)                     224,502      1,300     2.32%         235,152      1,305      2.22%
                                          ---------   --------     ----        ---------    -------      ----
    Total interest-bearing liabilities      587,795   $  5,234     3.56%         546,552    $ 4,010      2.94%
                                                      --------     ----                     -------      ----
Non-interest-bearing liabilities (3)         87,409                               83,746
                                          ---------                            ---------
    Total liabilities                       675,204                              630,298
Stockholders' equity (5)                     61,774                               60,507
                                          ---------                            ---------
    Total liabilities and
      stockholders' equity                $ 736,978                            $ 690,805
                                          =========                            =========
Net interest income                                   $  5,382                              $ 5,408
                                                      ========                              =======
Interest rate spread (6)                                           2.52%                                 2.82%
                                                                 ======                                ======
Net interest margin (7)                                            3.08%                                 3.31%
                                                                 ======                                ======
Ratio of average
  interest-earning assets to
  average interest-bearing liabilities                           118.90%                               119.62%
                                                                 ======                                ======

---------------------
(1)  Average  balances include  non-accrual  loans, and are net of deferred loan fees.
(2) Includes investment securities, interest-bearing deposits in other financial institutions and FHLB stock.
(3) Includes net deferred income taxes in excess of deferred tax benefits on AFS securities (SFAS 115), stock options (SFAS 123/148) and deferred fees (SFAS 109). Non-interest bearing liabilities include demand deposit accounts.
(4) Includes savings accounts, interest-bearing checking, FHLB advances, Federal funds purchased, and repurchase agreements.
(5)  Includes capital stock, surplus and other comprehensive income.
(6) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income as a percentage of average interest earning assets.

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


                                         Three Month Period ended March 31, 2007
                                         ---------------------------------------
                                                       2007 vs. 2006
                                         --------------------------------------
                                                     Increase (Decrease)
                                                          Due to
                                         --------------------------------------
                                            Volume        Rate         Net
                                           -------      -------      -------
                                                 (Dollars In Thousands)
Interest income:
  Loans receivable                         $   328      $   344      $   672
  Investment securities available for sale     264          258          522
  Other interest earning assets                  1            3            4
                                           -------      -------      -------
    Total interest-earning assets              593          605        1,198
                                           -------      -------      -------

Interest expense:
  Money market accounts                         14          133          147
  Certificates of deposit                      464          617        1,081
  Other liabilities                            (59)          55           (4)
                                           -------      -------      -------
  Total interest-bearing liabilities           419          805        1,224
                                           -------      -------      -------

Net change in net interest income          $   174      $  (200)     $   (26)
                                           =======      =======      =======

         Provision for loan losses. For the three months ended March 31, 2007 $250,000 was taken as a provision for loan losses compared to $300,000 for the comparable quarter in 2006. At March 31, 2007, the allowance for loan losses equaled 1.06% of gross loans outstanding compared to .82% at March 31, 2006. Net charge-offs as a percentage of average loans for the respective periods were ..005% and .03%.

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

         Other income. Total other income for the three months ended March 31, 2007 decreased $218,000 to $1,627,000 from $1,845,000 for the comparable three month period in 2006. The decrease in other income for the three months ended March 31, 2007 was primarily due to a decrease in investment security gains of $254,000. This decrease was partially offset by increases in other income, service fees and debit card fees of $17,000, $15,000, and $14,000, respectively. Other income increased as a result of a gain realized from the sale of other real estate while income from service fees and debit card fees collected rose due to a growing deposit base and increased transactions from the comparable period in 2006.

         Other expense. Total other expense for the three month period ended March 31, 2007 increased $332,000 to $4,370,000 from $4,038,000 for the comparable three month period in 2006. Other expenses, advertising, and benefit costs increased $192,000, $83,000, and $70,000, respectively, during the three-month period ended March 31, 2007 from the comparable period in 2006. The increase in other expenses was primarily related to increased donations and the normal cost of doing business. Advertising costs rose due to expenses related to the Company's new logo while the increase in benefit costs are directly related to an increase in health care benefit costs. The balances of the increases are due to normal increases in the cost of doing business.

         Provision for income taxes. Income taxes decreased to $521,000 for the three month period ended March 31, 2007 from $604,000 for the comparable quarter in 2006 as a result of lower net income. Securities written down in December 2004 and sold in 2006 also reduced the recorded tax expense in 2006. The effective tax rate increased to 22% for the first quarter of 2007 from 21% for the comparable quarter in 2006.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no significant changes for the three months ended March 31, 2007 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2006.

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

Item 1A.  Risk Factors

          There have been no material changes from the risk factors as previously disclosed in the Registrant's annual report on Form 10-K for the year ended December 31, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          (a)  Unregistered Sales of Equity Securities. Not Applicable

          (b)  Use of Proceeds. Not Applicable

          (c)  Issuer Purchases of Equity Securities.

--------------------------- -------------------- --------------------- ----------------------- -----------------------------
                                                                       (c) Total Number Of
                                                                           Shares (or Units)   (d) Maximum Number or
                                                                           Purchased as Part       Approximate Dollar Value)
                            (a) Total Number     (b) Average Price            Of Publicly          (or Units that May Yet
                                Of (or Units)          per Share            Announced Plans        Be Purchased Under the
Period                            Purchased           (or Units)              or Programs*            Plans or Programs
--------------------------- -------------------- --------------------- ----------------------- -----------------------------
January 1 through 31
--------------------------- -------------------- --------------------- ----------------------- -----------------------------
February 1 through 28               600                  $21.42                83,079                  68,021
--------------------------- -------------------- --------------------- ----------------------- -----------------------------
March 1 through 31
--------------------------- -------------------- --------------------- ----------------------- -----------------------------
Total                               600                  $21.42                83,079                  68,021
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

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits

          The following exhibits are either filed with or incorporated by reference in this Quarterly Report on Form 10-Q:

          3(i)  Articles of Incorporation of IBT Bancorp, Inc.*
          3(ii) Amended Bylaws of IBT Bancorp, Inc.**
          4     Rights  Agreement, dated as of November 18, 2003, by and between
                IBT Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent.***
          10    Change In Control Severance Agreement with Charles G. Urtin ****
          10.1  Deferred Compensation Plan For Bank Directors****
          10.2  Death Benefit Only Deferred  Compensation Plan For Bank Directors
                effective as of January 1, 1990****
          10.3  Retirement and Death Benefit Deferred  Compensation Plan For Bank
                Directors effective as of January 1, 1990****
          10.4  2000 Stock Option Plan*****
          10.5  Irwin Bank & Trust Company Supplemental Pension Plan ******
          10.6  Medical  Insurance  Continuation  Agreement with Charles G. Urtin*******
          31.1  Rule 13a-14(a) Certification of Chief Executive Officer
          31.2  Rule 13a-14(a) Certification of Chief Financial Officer
          32    Section 1350 Certification

------------------
* Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10 (File No. 0-25903) filed April 29, 1999.

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


                                        IBT BANCORP, INC.


Date:  May 7, 2007                      By:   /s/Charles G. Urtin
                                              ----------------------------------
                                              Charles G. Urtin
                                              President, Chief Executive Officer
                                              (Duly authorized officer)



Date:  May 7, 2007                      By:   /s/Raymond G. Suchta
                                              ----------------------------------
                                              Raymond G. Suchta
                                              Chief Financial Officer
                                              (Principal Financial Officer)