Form 10-Q
period 2007-06-30
IBT BANCORP INC
filed 2007-08-01
CIK 801122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File No. 1-31655

IBT Bancorp, Inc.
(Exact name of Registrant as specified in its charter)

Pennsylvania	25-1532164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

309 Main Street, Irwin, Pennsylvania	15642
(Address of principal executive offices)	(Zip Code)

(724) 863-3100
(Registrant’s telephone number, including area code)

NA
(Former name, former address and former fiscal year, if changed since last report))

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☒ No

Number of shares of Common Stock outstanding as of July 31, 2007:      5,853,824

IBT BANCORP, INC.

Contents

Pages

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Consolidated balance sheets (unaudited) at June 30, 2007

and December 31, 2006	2

Consolidated statements of income (unaudited) for the three and six months

ended June 30, 2007 and 2006	3

Consolidated statements of cash flows (unaudited) for the six months

ended June 30, 2007 and 2006	4

Notes to consolidated financial statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security-Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures	18

CONSOLIDATED BALANCE SHEETS

IBT BANCORP, INC. AND SUBSIDIARY

	June 30, 2007	December 31, 2006
	(unaudited)	(unaudited)

ASSETS
Cash and due from banks	$19,390,897	$19,317,614
Interest-bearing deposits in banks	1,324,720	637,034
Certificates of deposit	100,000	100,000
Securities available for sale	225,488,378	221,249,369
Federal Home Loan Bank stock, at cost	5,178,100	5,196,800
Loans, net	476,320,811	467,720,508
Premises and equipment, net	5,251,179	5,281,385
Other assets	23,434,180	21,459,045

Total Assets	$756,488,265	$740,961,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Non-interest bearing	$86,952,950	$85,553,753
Interest-bearing	487,761,391	486,918,461

Total deposits	574,714,341	572,472,214

Repurchase agreements	45,896,621	27,416,559
Accrued interest and other liabilities	6,779,698	6,082,279
FHLB advances	68,120,734	72,409,643

Total liabilities	695,511,394	678,380,695

Stockholders’ Equity
Capital stock, par value $1.25 per share, 50,000,000 shares authorized, 5,965,119 shares issued, 5,881,040 and 5,882,640 shares outstanding at June 30, 2007 and December 31, 2006, respectively	7,456,399	7,456,399
Retained earnings	59,985,764	58,970,791
Accumulated other comprehensive income	(3,491,244)	(904,723)

	63,950,919	65,522,467
Less: Treasury stock, at cost	(2,974,048)	(2,941,407)

Total stockholders’ equity	60,976,871	62,581,060

Total Liabilities and Stockholders’ Equity	$756,488,265	$740,961,755

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

IBT BANCORP, INC. AND SUBSIDIARY

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Interest Income
Loans, including fees	$8,189,143	$7,491,597	$16,075,739	$14,706,082
Investment securities	2,788,789	2,352,143	5,512,946	4,554,528
Federal funds sold	1,734	28,043	6,771	29,515

Total interest income	10,979,666	9,871,783	21,595,456	19,290,125

Interest Expense
Deposits	4,140,716	3,142,129	8,254,841	6,033,230
FHLB advances	811,260	871,972	1,600,190	1,629,678
Repurchase agreements	420,545	345,618	751,101	523,523
Federal funds purchased	-	33,242	-	217,176

Total interest expense	5,372,521	4,392,961	10,606,132	8,403,607
Net Interest Income	5,607,145	5,478,822	10,989,324	10,886,518
Provision for Loan Losses	250,000	550,000	500,000	850,000
Net Interest Income after Provision for Loan Losses	5,357,145	4,928,822	10,489,324	10,036,518

Other Income (losses)
Service fees	954,590	931,800	1,841,441	1,803,954
Investment security gains	126	324,843	1,361	579,843
Investment security losses	(39,552)	(57,100)	(42,052)	(57,100)
Increase in cash surrender value of life insurance	116,225	103,346	236,921	213,633
Debit card fees	242,954	211,843	453,587	408,356
Trust fees	143,377	112,130	258,514	244,272
Other income	252,290	231,689	547,290	510,146

Total other income	1,670,010	1,858,551	3,297,062	3,703,104
Other Expenses
Salaries	1,633,272	1,589,739	3,174,791	3,133,369
Pension and other employee benefits	639,467	525,461	1,286,866	1,103,072
Occupancy expense	397,017	396,930	800,956	810,396
Data processing expense	237,084	273,470	510,840	540,791
Pennsylvania shares tax	157,412	164,355	320,483	315,140
Advertising expense	145,969	104,466	291,602	167,395
Debit card expense	151,165	117,934	297,415	283,188
Other expenses	914,932	1,045,179	1,963,626	1,901,846

Total other expenses	4,276,318	4,217,534	8,646,579	8,255,197
Income Before Income Taxes	2,750,837	2,569,839	5,139,807	5,484,425
Provision for Income Taxes	686,861	384,418	1,208,226	988,565
Net Income	$2,063,976	$2,185,421	$3,931,581	$4,495,860
Basic Earnings per Share	$0.35	$0.37	$0.67	$0.76
Diluted Earnings per Share	$0.35	$0.37	$0.67	$0.76
Dividends per Share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

IBT BANCORP, INC. AND SUBSIDIARY

	Six Months Ended June 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,931,581	$4,495,860
Adjustments to reconcile net cash from operating activities:
Depreciation	360,000	408,000
Increase in cash surrender value of insurance	(236,921)	(213,633)
Net amortization/accretion of premiums and discounts	(30,919)	214,309
Investment security losses (gains)	40,691	(522,743)
Provision for loan losses	500,000	850,000
Stock options granted	52,697	39,808
Increase (decrease) in cash due to changes in assets and liabilities:
Other assets	51,716	(68,073)
Accrued interest and other liabilities	697,419	854,984
Net Cash From Operating Activities	5,366,264	6,058,512

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(100,000)	(100,000)
Proceeds from maturity of certificates of deposit	100,000	100,000
Proceeds from sales of securities available for sale	5,632,139	10,273,866
Proceeds from maturities of securities available for sale	13,902,844	10,694,738
Purchase of securities available for sale	(27,700,261)	(34,267,874)
Net increase in loans	(9,560,257)	(17,671,255)
Purchases of premises and equipment	(329,794)	(244,915)
Proceeds from sales of Federal Home Loan Bank stock	2,151,200	3,476,500
Purchase of Federal Home Loan Bank stock	(2,132,500)	(3,817,300)
Net Cash Used By Investing Activities	(18,036,629)	(31,556,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,242,127	14,762,843
Net increase in securities sold under repurchase agreements	18,480,062	12,941,796
Dividends paid	(2,941,170)	(2,954,769)
Proceeds from FHLB advances	191,230,000	12,000,000
Repayment of FHLB advances	(195,518,909)	(2,074,744)
Federal funds purchased	-	(5,244,000)
Exercised stock options	(28,135)	(3,764)
Purchase of treasury stock	(32,641)	(543,835)

Net Cash From Financing Activities	13,431,334	28,883,527

Net Change in Cash and Cash Equivalents	760,969	3,385,799

Cash and Cash Equivalents at Beginning of Period	19,954,648	15,499,940

Cash and Cash Equivalents at End of Period	$20,715,617	$18,885,739

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC. AND SUBSIDIARY

Period Ended June 30, 2007

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B – EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding were 5,881,552 and 5,881,960 for the three and six months ended June 30, 2007 and 5,905,298 and 5,907,592 for the three and six months ended June 30, 2006. The outstanding shares for the three and six months ended June 30, 2006 have been restated for the 100% stock dividend paid on November 16, 2006.

NOTE C – COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 2007 and 2006 was $(651,776) and $114,638, respectively and for the six months ended June 30, 2007 and 2006 was $1,345,060 and $2,077,151, respectively.

NOTE D – INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross unrealized Losses	Market Value

Obligations of U.S. Government Agencies	$106,495,915	$15,250	$(1,483,861)	$105,027,304
Obligations of State and political sub-divisions	62,037,756	711,656	(838,434)	61,910,978
Mortgage-backed securities	60,690,859	-	(2,416,743)	58,274,116
Other securities	47,091	-	(3)	47,088
Equity securities	250,220	940	(22,268)	228,892

	$229,521,841	$727,846	$(4,761,309)	$225,488,378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC. AND SUBSIDIARY

Period Ended June 30, 2007

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159 the Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB 115. FASB No. 159 permits entities to choose to measure certain financial instruments at fair value. It was developed to improve financial reporting by reducing the volatility pertaining to the measurement of assets and liabilities without having to apply complex hedge accounting guidance. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Company is evaluating the effects of this statement on its financial statements and has not elected to adopt early.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes”, “anticipates”, “contemplates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which include changes in interest rates, risks associated with the effect of opening new branches, the ability to control costs and expenses, and general economic conditions. IBT Bancorp, Inc. undertakes no obligation to update those forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

IBT Bancorp, Inc. is a bank holding company headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking services through its wholly owned banking subsidiary, Irwin Bank (collectively, the “Company”). In the fall of 2006, the Company began a branding and market research initiative. As a result of this on-going endeavor, in February 2007, the Company developed a new logo for its banking subsidiary and shortened its name to “Irwin Bank”. The Company’s stock is traded on the American Stock Exchange under the symbol IRW. All historical per share amounts have been restated for the 100% stock dividend paid on November 16, 2006.

FINANCIAL CONDITION

At June 30, 2007 total assets increased $15.5 million to $756.5 million from $741.0 million at December 31, 2006. The asset growth was primarily due to an increase in net loans of $8.6 million and an increase in securities available for sale of $4.2 million.

Net loans at June 30, 2007 reached $476.3 million, an $8.6 million increase over the reported total of $467.7 million at December 31, 2006. Loan growth was concentrated in real estate secured mortgage and commercial loans, which increased $10.0 million and consumer installment loans, which increased $1.9 million. These increases were partially offset by decreases in consumer lines of credit and municipal loans of $1.6 million and $1.7 million, respectively. In June 2007, approximately $3.0 million in real estate secured commercial mortgages, previously included in non-performing accruing loans contractually past due 90 days or more, were transferred to non accrual status. The Company believes that these loans are sufficiently collateralized and does not anticipate any future losses.

At June 30, 2007, securities available for sale increased $4.2 million to $225.4 million from $221.2 million at December 31, 2006. This change was primarily due to increases in U.S. government agencies of $9.7 million offset by net decreases in mortgage-backed securities and obligations of state and political sub-divisions of $2.7 million and $2.8 million, respectively. The Company evaluates the investment portfolio on an on-going basis to maximize yield, within board-approved risk thresholds, making purchasing and selling decisions accordingly.

At June 30, 2007, total liabilities increased $17.1 million to $695.5 million from $678.4 million at December 31, 2006. The changes in total liabilities were primarily due to increases in total deposits and repurchase agreements of $2.2 million and $18.5 million, respectively offset by a $4.3 million decrease in FHLB advances.

Repurchase agreements increased $18.5 million to $45.9 million at June 30, 2007, from $27.4 million at December 31, 2006 as a result of an increase in customers with sweep arrangements as well as existing customers temporarily maintaining higher balances. The Company offers its corporate customers sweep accounts where unused deposit balances are swept into an overnight repurchase agreement yielding market rates.

FHLB advance totals dropped $4.3 million to $68.1 million at June 30, 2007, from $72.4 million at December 31, 2006. The decrease is due to the contractual maturity of $4.0 million in advances and principal payments on amortizing advances of $849,000. These decreases were offset by an increase of $560,000 in the Company’s open line of credit, which is primarily used to meet daily liquidity needs.

Non-interest bearing deposit accounts increased $1.4 million to $87.0 million at June 30, 2007, from $85.6 million at December 31, 2006. This increase is attributed to normal fluctuations, which arise due to the timing of month-end pension and social security deposits.

Interest-bearing deposits increased $843,000 to $487.8 million at June 30, 2007, from $486.9 million at December 31, 2006. The change was primarily due to increases in money market accounts, interest bearing checking accounts, and savings accounts of $7.9 million, $2.4 million, and $2.0 million, respectively. Offsetting the increases was a decrease of $11.5 million in certificates of deposit. The certificate of deposit decreases were primarily from short-term certificates that the Company had not anticipated maintaining.

At June 30, 2007, total stockholders’ equity decreased $1.6 million to $61.0 million from $62.6 million at December 31, 2006. The change was primarily due to a decrease in accumulated other comprehensive income (net of deferred income taxes) of $2.6 million, dividends paid of $2.9 million, and treasury stock purchased of $33,000 offset by net income of $3.9 million. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gains/losses on securities available for sale. Because of the effect of interest rate volatility on unrealized gains/losses on securities available for sale, the Company’s accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

Net income. Net income for the three months ended June 30, 2007 decreased $121,000 to $2,064,000, or $.35 diluted earnings per share from $2,185,000, or $.37 diluted earnings per share, for the comparable three-month period in 2006. Net income for the six months ended June 30, 2007 decreased $564,000 to $3,932,000 or $.67 diluted earnings per share from $4,496,000, or $.76 diluted earnings per share, for the comparable six month period in 2006. The decrease for the three and six months ended June 30, 2007 was primarily the result of a decrease in other income due mainly to a decrease in investment security gains, and an increase in other expense, which offset an improvement in net interest income.

Net interest income. Net interest income increased $128,000 to $5,607,000 for the three months ended June 30, 2007 compared to $5,479,000 for the three months ended June 30, 2006. The interest income increased 11% over the comparable 2006 quarter but was substantially offset by an increase in interest expense of 22%. This was due to rates paid for deposits increasing at a faster rate than rates charged for loans. As a result, the Company’s net interest spread tightened to 2.58% from 2.76% in the prior year period and its net interest margin narrowed to 3.15% from 3.26%. Net interest income increased $102,000 to $10,989,000 for the six months ended June 30, 2007 compared to $10,887,000 for the six months ended June 30, 2006. Despite the net interest income increase, the net interest spread narrowed to 2.54% from 2.79% for the comparable period in 2006 and the net interest margin dropped to 3.11% from 3.29%. The narrowing of the spread and margin reflect the current relatively flat yield curve environment in which short-term rates (off which we price our deposits) are the same as or slightly lower than long-term rates (off which we price our loans.)

Interest income. Interest income for the three months ended June 30, 2007 increased $1,108,000 to $10,980,000 from $9,872,000 for the comparable three-month period in 2006. The average balance of interest earning assets increased $38.7 million for the three months ended June 30, 2007, to $710.8 million from $672.1 million for the comparable period in 2006. The yield on these assets increased 30 basis points to 6.18%, for the three months ended June 30, 2007 from 5.88% for the comparable period in 2006. Interest income for the six months ended June 30, 2007 increased $2,306,000 to $21,596,000 from $19,290,000 for the comparable six month period in 2006. This change was supported by a $43.3 million increase in the average balance of interest earning assets and a 30 basis point increase in the yield, which reached 6.12% from 5.82% for the comparable period in 2006. See “Average Balance Sheet and Rate/Volume Analysis”.

Interest expense. Interest expense for the three months ended June 30, 2007 increased $979,000 to $5,372,000 from $4,393,000 for the comparable period in 2006. The change in interest expense was primarily attributed to the average cost of funds increasing 48 basis points to 3.60% for the three months ended June 30, 2007 from 3.12% for the comparable period in 2006, coupled with an increase of $34.1 million in the average balance of interest-bearing liabilities to $597.0 million from $562.9 million for the comparable period in 2006. Interest expense for the six months ended June 30, 2007 increased $2,203,000 to $10,607,000 from $8,404,000 for the comparable period in 2006. This change was primarily the result of a 55 basis point increase in the average cost of funds to 3.58% from 3.03% for the comparable period in 2006 and a $38.0 million increase in the average balance of interest-bearing liabilities. See “Average Balance Sheet and Rate/Volume Analysis”.

Average Balance Sheet

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

	Three Months Ended June 30,			Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable(1)	$476,942	$8,189	6.87%	$460,152	$7,492	6.51%
Investment securities available for sale (2)	233,838	2,789	4.77%	209,640	2,352	4.49%
Federal funds sold	69	1	5.80%	2,290	28	4.89%
Total interest earning assets	710,849	10,979	6.18%	672,082	9,872	5.88%
Non-interest earning assets (3)	40,316			39,597
Total assets	$751,165			$711,679

Interest-bearing liabilities:
Money market accounts	$59,415	$454	3.06%	$53,627	$331	2.47%
Certificates of Deposit	299,974	3,496	4.66%	262,399	2,591	3.95%
Other liabilities (4)	237,584	1,422	2.39%	246,843	1,471	2.38%
Total interest-bearing liabilities	596,973	5,372	3.60%	562,869	4,393	3.12%
Non-interest-bearing liabilities (3)	91,365			87,206
Total liabilities	$688,338			$650,075
Stockholders’ equity (5)	62,827			61,604
Total liabilities and stockholders’ equity	$751,165			$711,679
Net interest income		$5,607			$5,479
Interest rate spread (6)			2.58%			2.76%
Net interest margin (7)			3.13%			3.26%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.08%			119.40%

(1)	Average balances include non-accrual loans, and are net of deferred loan fees.
(2)	Includes investment securities, interest-bearing deposits in other financial institutions and FHLB stock.
(3)	Includes net deferred income taxes in excess of deferred tax benefits on AFS securities (SFAS 115), stock options (SFAS 123/148) and deferred fees (SFAS 109).
(4)	Includes FHLB advances and Federal funds purchased, and repurchase agreements.
(5)	Includes capital stock, surplus and unrealized holding gains on SFAS 115 AFS securities.
(6)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

Average Balance Sheet

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

	Six Months Ended June 30,			Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable (1)	$473,535	$16,076	6.79%	$454,992	$14,706	6.46%
Investment securities (2)	232,154	5,513	4.75%	206,437	4,555	4.41%
Federal funds sold	227	7	6.17%	1,235	29	4.78%
Total interest earning assets	705,916	21,596	6.12%	662,664	19,290	5.82%
Non-interest earning assets (3)	38,131			38,843
Total assets	$744,047			$701,507

Interest-bearing liabilities:
Money market accounts	$58,285	$880	3.02%	$54,019	$609	2.25%
Certificates of Deposit	303,048	7,004	4.62%	259,706	5,017	3.86%
Other liabilities (4)	231,074	2,723	2.36%	241,032	2,778	2.30%
Total interest-bearing liabilities	592,407	10,607	3.58%	554,757	8,404	3.03%
Non-interest-bearing liabilities (3)	89,426			85,565
Total liabilities	681,833			640,322
Stockholders’ equity (5)	62,214			61,185
Total liabilities and stockholders’ equity	$744,047			$701,507
Net interest income		$10,989			$10,886
Interest rate spread (6)			2.54%			2.79%
Net interest margin (7)			3.11%			3.29%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.16%			119.45%

(1)	Average balances include non-accrual loans, and are net of deferred loan fees.
(2)	Includes investment securities, interest-bearing deposits in other financial institutions and FHLB stock.
(3)	Includes net deferred income taxes in excess of deferred tax benefits on AFS securities (SFAS 115), stock options (SFAS 123/148) and deferred fees (SFAS 109).
(4)	Includes FHLB advances and Federal funds purchased, and repurchase agreements.
(5)	Includes capital stock, surplus and unrealized holding gains on SFAS 115 AFS securities.
(6)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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

	Three Month Period Ended June 30,			Six Month Period Ended June 30,
	2007 vs.2006			2007 vs.2006
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars In Thousands)
Interest income:
Loans receivable	$273	$424	$697	$600	$770	$1,370
Investment securities available for sale	272	165	437	568	390	958
Other interest earning assets	(27)	0	(27)	(24)	2	(22)
Total interest-earning assets	518	589	1,107	1,144	1,162	2,306

Interest expense:
Money market accounts	36	(294)	(258)	49	222	271
Certificates of deposit	371	534	905	837	1,150	1,987
Other liabilities	(56)	388	332	(115)	60	(55)
Total interest-bearing liabilities	351	628	979	771	1,432	2,203

Net change in net interest income	$167	$(39)	$128	$373	$(270)	$103

Provision for loan losses. For the three and six months ended June 30, 2007, $250,000 and $500,000 were taken as a provision for loan losses compared to $550,000 and $850,000 for the comparable periods in 2006. At June 30, 2007, the allowance for loan losses equaled 1.07% of gross loans outstanding compared to .91% at June 30, 2006. Net charge-offs as a percentage of average loans for the three and six month period ended June 30, 2007 were each .03% compared to .05% and .03% for the comparable periods in 2006.

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimate of the losses inherent in the portfolio, based on a monthly review by management of the following factors:

•	Historical experience
•	Volume
•	Type of lending conducted by the Bank
•	Industry standards
•	The level and status of past due and non-performing loans
•	The general economic conditions in the Bank’s lending area; and
•	Other factors affecting the collectability of the loans in the portfolio

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

The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Other income. Total other income for the three months ended June 30, 2007 decreased $189,000 to $1,670,000 from $1,859,000 for the comparable three month period in 2006. The decrease in other income for the three months ended June 30, 2007 was primarily due to a decrease in investment security gains of $325,000. This decrease was partially offset by increases in other income, debit card fees, trust fees, and service fees of $21,000, $31,000, $31,000, and $23,000, respectively. Total other income for the six months ended June 30, 2007 decreased $406,000 to $3,297,000 from $3,703,000 for the comparable six month period in 2006. This change was primarily due to a decrease in investment security gains of $578,000 offset by increases in debit card fees, service fees, and other income of $46,000, $37,000, and $37,000, respectively. Other income increased as a result of a gain realized from the sale of other real estate while income from service fees and debit card fees collected rose due to a growing deposit base and increased transactions from the comparable periods in 2006.

Other expense. Total other expense for the three month period ended June 30, 2007 increased $58,000 to $4,276,000 from $4,218,000 for the comparable three month period in 2006. Increases in pension and other employee benefits, salaries, and advertising costs of $114,000, $43,000, and $42,000, respectively, were offset by decreases in other expenses and data processing costs of $131,000 and $36,000, respectively. Total other expense for the six month period ended June 30, 2007 increased $392,000 to $8,647,000 from $8,255,000 for the comparable six month period in 2006. Increases, for the three and six month period ended June 30, 2007, in employee benefits are related to a rise in health care costs while advertising costs rose due to expenses related to the Company’s new logo and marketing campaign. The balances of the increases are due to normal increases in the cost of doing business. Other expenses decreased primarily due to a one time refund of approximately $53,000 of sales and use taxes paid in previous years and a $66,000 reduction in consulting fees, related to the Company’s strategic marketing initiative, from the comparable six month period in 2006. A decrease in data processing costs is attributed to a new contract the Company signed with its core data processor.

Provision for income taxes. Income taxes for the three and six month period ended June 30, 2007, increased $303,000 and $219,000, respectively to $687,000 and $1,208,000, respectively, from $384,000 and $989,000, respectively, for the comparable periods in 2006. The effective tax rate increased to 25.0% and 23.5%, respectively, for the three and six month period ended June 30, 2007, compared to 15.0% and 18.0%, respectively, for the comparable periods in 2006. The increase is primarily related to securities written down in December 2004 and sold in 2006. The gain realized in 2006 was not subject to federal taxation.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes for the three and six months ended June 30, 2007 from the information presented in the 10K statement, under the caption Market Risk, for the year ended December 31, 2006.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Registrant is not party to any material legal proceedings at the present time. From time to time, the Bank is a party to routine legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Registrant’s annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not Applicable
(b)	Use of Proceeds. Not Applicable
(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number Of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 through 30	--	--	--	--
May 1 through 31	1,000	$19.33	84,079	67,021
June 1 through 30	--	--	--	--
Total	1,000	$19.33	84,079	67,021

*	On November 18, 1999, the Registrant announced a stock repurchase plan for up to 151,100 shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 17, 2007, the Company held its annual meeting of shareholders at which the following matters were voted on.

(1)	Election of Directors

NOMINEE	FOR	WITHHELD

Robert Rebich, Jr.	4,523,014	32,317
Grant J. Shevchik	4,324,770	230,561
Charles G. Urtin	4,515,407	39,924

There were no abstentions or broker non-votes in the election of directors.

(2)	Ratification of Auditors

FOR	AGAINST	ABSTAIN

4,531,873	4,707	18,751

There were no broker non-votes in the ratification of auditors.

Item 5.	Other Information
Not applicable

Item 6.        Exhibits

The following exhibits are either filed with or incorporated by reference in this Quarterly Report on Form 10-Q:

3(i)	Articles of Incorporation of IBT Bancorp, Inc.*
3(ii)	Amended Bylaws of IBT Bancorp, Inc.
4	Rights Agreement, dated as of November 18, 2003, by and between IBT Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent.**
10	Change In Control Severance Agreement with Charles G. Urtin ***
10.1	Deferred Compensation Plan For Bank Directors***
10.2	Death Benefit Only Deferred Compensation Plan For Bank Directors effective as of January 1, 1990***
10.3	Retirement and Death Benefit Deferred Compensation Plan For Bank Directors effective as of January 1, 1990***
10.4	2000 Stock Option Plan****
10.5	Irwin Bank & Trust Company Supplemental Pension Plan *****
10.6	Medical Insurance Continuation Agreement with Charles G. Urtin ******
10.7	Directors Change in Control Severance Plan
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

*	Incorporated by reference to the identically numbered exhibits of the Registrant’s Form 10 (File No. 0-25903) filed April 29, 1999.
**	Incorporated by reference to Exhibit 4 to Amendment No. 1 to Form 8-A (File No. 1-31655) filed November 20, 2003.
***	Incorporated by reference to the identically numbered exhibits of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
****	Incorporated by reference to Exhibit 4.1 the Registrant’s Registration Statement on Form S-8 (File No. 333-40398) filed June 29, 2000.
*****	Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2004.
******	Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed March 6, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBT BANCORP, INC.
Date: August 1, 2007	By:	/s/ Charles G Urtin
Charles G. Urtin President, Chief Executive Officer (Duly authorized officer)
Date: August 1, 2007	By:	/s/ Raymond G. Suchta
Raymond G. Suchta Chief Financial Officer (Principal Financial Officer)