Form 10-Q
period 2007-09-30
IBT BANCORP INC
filed 2007-11-05
CIK 801122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes ☒ No

Number of shares of Common Stock outstanding as of November 5, 2007:           5,852,924

IBT BANCORP, INC.

Quarterly Report on Form 10Q

For Quarter Ended September 30, 2007

CONSOLIDATED BALANCE SHEETS

IBT BANCORP, INC.  AND SUBSIDIARY

	September 30, 2007	December 31, 2006
	(unaudited)	(unaudited)

ASSETS
Cash and due from banks	$21,275,133	$19,317,614
Interest-bearing deposits in banks	13,283	637,034
Certificates of deposit	100,000	100,000
Securities available for sale	238,693,255	221,249,369
Federal Home Loan Bank stock, at cost	5,128,300	5,196,800
Loans, net	480,714,634	467,720,508
Premises and equipment, net	5,211,537	5,281,385
Other assets	22,688,293	21,459,045

Total Assets	$773,824,435	$740,961,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Non-interest bearing	$84,272,058	$85,553,753
Interest-bearing	496,236,491	486,918,461

Total deposits	580,508,549	572,472,214

Repurchase agreements	57,827,605	27,416,559
Accrued interest and other liabilities	5,846,828	6,082,279
FHLB advances	66,755,954	72,409,643

Total liabilities	710,938,936	678,380,695

Stockholders’ Equity
Capital stock, par value $1.25 per share, 50,000,000 shares authorized, 5,965,119 shares issued, 5,852,924 and 5,882,640 shares outstanding at September 30, 2007 and December 31, 2006, respectively	7,456,399	7,456,399
Retained earnings	60,541,824	58,970,791
Accumulated other comprehensive income (loss)	(1,605,344)	(904,723)

	66,392,879	65,522,467
Less: Treasury stock, at cost	(3,507,380)	(2,941,407)

Total stockholders’ equity	62,885,499	62,581,060

Total Liabilities and Stockholders’ Equity	$773,824,435	$740,961,755

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

IBT BANCORP, INC.  AND SUBSIDIARY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Interest Income
Loans, including fees	$8,328,180	$7,889,433	$24,403,919	$22,595,515
Investment securities	2,951,600	2,466,830	8,464,546	7,021,358
Federal funds sold	3,305	2,341	10,076	31,856

Total interest income	11,283,085	10,358,604	32,878,541	29,648,729

Interest Expense
Deposits	4,276,751	3,502,774	12,531,592	9,536,002
FHLB advances	817,102	840,009	2,417,292	2,469,687
Repurchase agreements	593,412	404,585	1,344,513	928,108
Federal funds purchased	-	105,795	-	322,972

Total interest expense	5,687,265	4,853,163	16,293,397	13,256,769
Net Interest Income	5,595,820	5,505,441	16,585,144	16,391,960
Provision for Loan Losses	250,000	350,000	750,000	1,200,000
Net Interest Income after Provision for Loan Losses	5,345,820	5,155,441	15,835,144	15,191,960

Other Income (losses)
Service fees	973,914	983,985	2,815,355	2,787,939
Investment security gains	-	316,949	1,361	896,791
Investment security losses	-	(62,898)	(42,052)	(119,998)
Increase in cash surrender value of life insurance	120,696	119,572	357,617	333,205
Debit card fees	234,582	204,242	688,169	612,598
Trust fees	123,395	98,009	381,909	300,649
Other income	271,309	279,809	818,599	831,586

Total other income	1,723,896	1,939,668	5,020,958	5,642,770
Other Expenses
Salaries	1,591,615	1,578,087	4,766,406	4,711,455
Pension and other employee benefits	694,761	640,470	1,981,627	1,743,542
Occupancy expense	453,760	428,976	1,254,716	1,239,372
Data processing expense	239,101	277,117	749,941	817,909
Pennsylvania shares tax	157,534	164,355	478,017	479,494
Advertising expense	118,370	117,915	409,972	285,311
Debit card expense	152,457	149,855	449,872	433,043
Other expenses	1,054,428	918,683	3,018,054	2,820,527

Total other expenses	4,462,026	4,275,458	13,108,605	12,530,653
Income Before Income Taxes	2,607,690	2,819,651	7,747,497	8,304,077
Provision for Income Taxes	588,174	668,466	1,796,400	1,657,031
Net Income	$2,019,516	$2,151,185	$5,951,097	$6,647,046
Basic Earnings per Share	$0.34	$0.37	$1.01	$1.12
Diluted Earnings per Share	$0.34	$0.36	$1.01	$1.12
Dividends per Share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

IBT BANCORP, INC.  AND SUBSIDIARY

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,951,097	$6,647,046
Adjustments to reconcile net cash from operating activities:
Depreciation	540,000	612,000
Increase in cash surrender value of insurance	(357,617)	(333,205)
Net accretion/amortization of premiums and discounts	(103,015)	313,781
Investment security losses (gains)	40,691	(776,793)
Provision for loan losses	750,000	1,200,000
Stock options granted	52,697	39,808
Increase (decrease) in cash due to changes in assets and liabilities:
Other assets	46,164	(368,636)
Accrued interest and other liabilities	(235,451)	912,962
Net Cash From Operating Activities	6,684,566	8,246,963

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificates of deposit	(100,000)	(100,000)
Proceeds from maturity of certificates of deposit	100,000	100,000
Proceeds from sales of securities available for sale	5,632,265	22,714,264
Proceeds from maturities of securities available for sale	24,466,591	14,999,214
Purchase of securities available for sale	(48,530,880)	(47,715,554)
Net increase in loans	(14,312,080)	(23,336,684)
Purchases of premises and equipment	(470,152)	(369,136)
Proceeds from sales of Federal Home Loan Bank stock	3,700,200	4,755,300
Purchase of Federal Home Loan Bank stock	(3,631,700)	(4,517,100)
Net Cash Used By Investing Activities	(33,145,756)	(33,469,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,036,335	28,233,579
Net increase in securities sold under repurchase agreements	30,411,046	20,486,009
Dividends paid	(4,404,626)	(4,425,730)
Proceeds from FHLB advances	321,272,600	12,000,000
Repayment of FHLB advances	(326,926,289)	(10,741,603)
Federal funds purchased	-	(12,468,000)
Exercised stock options	(28,135)	(97,434)
Purchase of treasury stock	(565,973)	(640,150)
Sale of treasury stock	-	95,624

Net Cash From Financing Activities	27,794,958	32,442,295

Net Change in Cash and Cash Equivalents	1,333,768	7,219,562

Cash and Cash Equivalents at Beginning of Period	19,954,648	15,499,940

Cash and Cash Equivalents at End of Period	$21,288,416	$22,719,502

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC.  AND SUBSIDIARY

Period Ended September 30, 2007

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B – EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding were 5,858,265 and 5,873,975 for the three and nine months ended September 30, 2007 and 5,885,132 and 5,900,132 for the three and nine months ended September 30, 2006. The outstanding shares for the three and nine months ended September 30, 2006 have been restated for the 100% stock dividend paid on November 16, 2006.

NOTE C – COMPREHENSIVE INCOME

Total comprehensive income for the three months ended September 30, 2007 and 2006 was $3,905,416 and $4,388,272, respectively and for the nine months ended September 30, 2007 and 2006 was $5,250,476 and $6,465,424, respectively.

NOTE D – INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Obligations of U.S. Government Agencies	$104,149,333	$632,989	$(633,277)	$104,149,045
Obligations of State and political sub-divisions	62,812,857	857,036	(492,118)	63,177,775
Mortgage-backed securities	72,600,914	12,481	(1,506,493)	71,106,902
Other securities	47,358	-	(2)	47,356
Equity securities	250,220	1,474	(39,517)	212,177

	$239,860,682	$1,503,980	$(2,671,407)	$238,693,255

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC.  AND SUBSIDIARY

Period Ended September 30, 2007

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

FINANCIAL CONDITION

At September 30, 2007 total assets increased $32.8 million to $773.8 million from $741.0 million at December 31, 2006. The asset growth was primarily due to increases in securities available for sale of $17.5 million and in net loans of $13.0 million.

At September 30, 2007, securities available for sale increased $17.5 million to $238.7 million from $221.2 million at December 31, 2006. This change was primarily due to increases in U.S. government agencies of $8.8 million and mortgage-backed securities of $10.1 million offset by net a decrease of $1.4 million in obligations of state and political sub-divisions. The Company evaluates the available-for-sale investment portfolio on an on-going basis to maximize yield, within board-approved risk thresholds, making purchasing and selling decisions accordingly.

Net loans at September 30, 2007 reached $480.7 million, a $13.0 million increase over the reported total of $467.7 million at December 31, 2006. Loan growth was concentrated in real estate secured mortgage and commercial loans, which increased $11.2 million and consumer installment loans, which increased $1.6 million. These increases were partially offset by decreases in consumer lines of credit and municipal loans of $1.2 million and $1.8 million, respectively. In June 2007, approximately $3.0 million in real estate secured commercial mortgages, previously included in non-performing accruing loans contractually past due 90 days or more, were transferred to non accrual status. The Company believes that these loans are sufficiently collateralized and does not anticipate any future losses.

At September 30, 2007, total liabilities increased $32.5 million to $710.9 million from $678.4 million at December 31, 2006. The changes in total liabilities were primarily due to increases in total deposits and repurchase agreements of $8.0 million and $30.4 million, respectively, offset by a $5.6 million decrease in FHLB advances.

Repurchase agreements increased $30.4 million to $57.8 million at September 30, 2007, from $27.4 million at December 31, 2006 as a result of an increase in customers with sweep arrangements as well as existing customers maintaining higher balances. The Company offers its corporate customers sweep accounts where unused deposit balances are swept into an overnight repurchase agreement yielding market rates.

FHLB advance totals dropped $5.6 million to $66.8 million at September 30, 2007, from $72.4 million at December 31, 2006. The decrease is due to the contractual maturity of $10.0 million in advances and principal payments on amortizing advances of $1.2 million. These decreases were offset by an increase of $5.6 million in the Company’s open line of credit, which is primarily used to meet daily liquidity needs.

Non-interest bearing deposit accounts decreased $1.3 million to $84.3 million at September 30, 2007, from $85.6 million at December 31, 2006. This change is attributed to normal fluctuations, which arise due to the timing of month-end pension and social security deposits.

Interest-bearing deposits increased $9.3 million to $496.2 million at September 30, 2007, from $486.9 million at December 31, 2006. The change was primarily due to increases in certificates of deposits and money market accounts of $9.0 million and $5.8 million, respectively. Offsetting the increases were decreases in savings and interest-bearing checking accounts of $3.6 million and $1.9 million, respectively. The competitive market rates paid on the certificate of deposit and money market accounts have contributed to the growth in these accounts.

At September 30, 2007, total stockholders’ equity increased $304,000 to $62.9 million from $62.6 million at December 31, 2006. The change was primarily due to net income of $6.0 million partially offset by an increase in accumulated other comprehensive loss (net of deferred income taxes) of $701,000, dividends paid of $4.4 million, and treasury stock purchased of $566,000. Accumulated other comprehensive loss increased as a result of changes in the net unrealized gains/losses on securities available for sale. Because of the effect of interest rate volatility on unrealized gains/losses on securities available for sale, the Company’s accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

Net income. Net income for the three months ended September 30, 2007 decreased $131,000 to $2,020,000, or $.34 diluted earnings per share from $2,151,000, or $.36 diluted earnings per share, for the comparable three-month period in 2006. Net income for the nine months ended September 30, 2007 decreased $696,000 to $5,951,000 or $1.01 diluted earnings per share from $6,647,000, or $1.12 diluted earnings per share, for the comparable nine month period in 2006. The decrease for the three and nine months ended September 30, 2007 was primarily the result of a decrease in other income due mainly to a decrease in investment security gains, and an increase in other expense, which offset an improvement in net interest income.

Net interest income. Net interest income increased $91,000 to $5,596,000 for the three months ended September 30, 2007 compared to $5,505,000 for the three months ended September 30, 2006. Interest income increased 8.9% over the comparable 2006 quarter but was substantially offset by an increase in interest expense of 17.2%. This was due to rates paid for deposits increasing at a faster rate than rates charged for loans. As a result, the Company’s net interest spread tightened to 2.56% from 2.71% in the prior year period and its net interest margin narrowed to 3.11% from 3.24%. Net interest income increased $193,000 to $16,585,000 for the nine months ended September 30, 2007 compared to $16,392,000 for the nine months ended September 30, 2006. Despite the net interest income increase, the net interest spread narrowed to 2.56% from 2.76% for the comparable period in 2006 and the net interest margin tightened to 3.12% from 3.27%. The compression of the spread and margin reflect the current relatively flat yield curve environment in which short-term rates (off which we price our deposits) are the same as or slightly lower than long-term rates (off which we price our loans.)

Interest income. Interest income for the three months ended September 30, 2007 increased $924,000 to $11,283,000 from $10,359,000 for the comparable three-month period in 2006. The average balance of interest earning assets increased $39.7 million for the three months ended September 30, 2007, to $718.6 million from $678.9 million for the comparable period in 2006. The yield on these assets increased 18 basis points to 6.28%, for the three months ended September 30, 2007 from 6.10% for the comparable period in 2006. Interest income for the nine months ended September 30, 2007 increased $3,230,000 to $32,879,000 from $29,649,000 for the comparable nine month period in 2006. This change was supported by a $40.2 million increase in the average balance of interest earning assets and a 27 basis point increase in the yield, which reached 6.19% from 5.92% for the comparable period in 2006. See “Average Balance Sheet and Rate/Volume Analysis”.

Interest expense. Interest expense for the three months ended September 30, 2007 increased $834,000 to $5,687,000 from $4,853,000 for the comparable period in 2006. The change in interest expense was primarily attributed to the average cost of funds increasing 33 basis points to 3.72% for the three months ended September 30, 2007 from 3.39% for the comparable period in 2006, coupled with an increase of $39.2 million in the average balance of interest-bearing liabilities to $611.1 million from $571.9 million for the comparable period in 2006. Interest expense for the nine months ended September 30, 2007 increased $3,036,000 to $16,293,000 from $13,257,000 for the comparable period in 2006. This change was primarily the result of a 47 basis point increase in the average cost of funds to 3.63% from 3.16% for the comparable period in 2006 and a $38.1 million increase in the average balance of interest-bearing liabilities. See “Average Balance Sheet and Rate/Volume Analysis”.

Average Balance Sheet

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

	Three Months Ended September 30,			Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable(1)	$481,917	$8,328	6.91%	$466,203	$7,889	6.77%
Investment securities available for sale (2)	236,460	2,952	4.99%	212,563	2,467	4.64%
Federal funds sold	195	3	6.15%	100	2	8.57%
Total interest-earning assets	718,572	11,283	6.28%	678,866	10,358	6.10%
Non-interest-earning assets (3)	42,019			40,373
Total assets	$760,591			$719,239

Interest-bearing liabilities:
Money market accounts	$60,567	$470	3.11%	$50,183	$342	2.73%
Certificates of Deposit	305,343	3,622	4.76%	277,488	2,998	4.32%
Other liabilities (4)	245,151	1,595	2.60%	244,230	1,513	2.48%
Total interest-bearing liabilities	611,061	5,687	3.72%	571,901	4,853	3.39%
Non-interest-bearing liabilities (3)	89,288			87,760
Total liabilities	700,349			659,661
Stockholders’ equity (5)	60,242			59,578
Total liabilities and stockholders’ equity	$760,591			$719,239
Net interest income		$5,596			$5,505
Interest rate spread (6)			2.56%			2.71%
Net interest margin (7)			3.11%			3.24%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.59%			118.70%

(1)	Average balances include non-accrual loans, and are net of deferred loan fees.
(2)	Includes investment securities, interest-bearing deposits in other financial institutions and FHLB stock.
(3)	Includes net deferred income taxes in excess of deferred tax benefits on AFS securities (SFAS 115), stock options (SFAS 123/148) and deferred fees (SFAS 109).
(4)	Includes other interest bearing checking accounts, FHLB advances and Federal funds purchased, and repurchase agreements.
(5)	Includes capital stock, surplus and unrealized holding gains on SFAS 115 AFS securities.
(6)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Average Balance Sheet

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable (1)	$476,334	$24,404	6.83%	$458,683	$22,596	6.57%
Investment securities (2)	231,543	8,464	4.87%	208,348	7,021	4.49%
Federal funds sold	215	10	6.20%	852	32	4.97%
Total interest-earning assets	708,092	32,878	6.19%	667,883	29,649	5.92%
Non-interest-earning assets (3)	41,096			39,445
Total assets	$749,188			$707,328

Interest-bearing liabilities:
Money market accounts	$59,057	$1,350	3.05%	$52,730	$951	2.40%
Certificates of Deposit	303,789	10,625	4.66%	265,666	8,015	4.02%
Other liabilities (4)	235,825	4,318	2.44%	242,153	4,291	2.36%
Total interest-bearing liabilities	598,671	16,293	3.63%	560,549	13,257	3.16%
Non-interest-bearing liabilities (3)	89,363			86,206
Total liabilities	688,034			646,755
Stockholders’ equity (5)	61,154			60,573
Total liabilities and stockholders’ equity	$749,188			$707,328
Net interest income		$16,585			$16,392
Interest rate spread (6)			2.56%			2.76%
Net interest margin (7)			3.12%			3.27%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.28%			119.15%

(1)	Average balances include non-accrual loans, and are net of deferred loan fees.
(2)	Includes investment securities, interest-bearing deposits in other financial institutions and FHLB stock.
(3)	Includes net deferred income taxes in excess of deferred tax benefits on AFS securities (SFAS 115), stock options (SFAS 123/148) and deferred fees (SFAS 109).
(4)	Includes other interest bearing checking accounts, FHLB advances and Federal funds purchased, and repurchase agreements.
(5)	Includes capital stock, surplus and unrealized holding gains on SFAS 115 AFS securities.
(6)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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

	Three Month Period Ended September 30,			Nine Month Period Ended September 30,
	2007 vs. 2006			2007 vs. 2006
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars In Thousands)
Interest income:
Loans receivable	$266	$173	$439	$870	$938	$1,808
Investment securities available for sale	277	208	485	781	662	1,443
Other interest earning assets	2	(1)	1	(23)	1	(22)
Total interest-earning assets	545	380	925	1,628	1,601	3,229

Interest expense:
Money market accounts	71	57	128	114	285	399
Certificates of deposit	301	323	624	1,150	1,460	2,610
Other liabilities	5	77	82	(112)	139	27
Total interest-bearing liabilities	377	457	834	1,152	1,884	3,036

Net change in net interest income	$168	$(77)	$91	$476	$(283)	$193

Provision for loan losses. For the three and nine months ended September 30, 2007, $250,000 and $750,000 were taken as a provision for loan losses compared to $350,000 and $1,200,000 for the comparable periods in 2006. At September 30, 2007, the allowance for loan losses equaled 1.11% of gross loans outstanding compared to .97% at September 30, 2006. Net charge-offs as a percentage of average loans for the three and nine month period ended September 30, 2007 were .02% and .04%, respectively, compared to .05% and .03% for the comparable periods in 2006.

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

The allowance is increased by a provision for loan loss which is charged to expense, and reduced by charge-offs, net of recoveries. Loans are placed on non-accrual status when they are 90 days past due.

The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Other income. Total other income for the three months ended September 30, 2007 decreased $216,000 to $1,724,000 from $1,940,000 for the comparable three-month period in 2006. The decrease in other income for the three months ended September 30, 2007 was primarily due to a decrease in net investment security gains of $254,000. This decrease was partially offset by increases in debit card and trust fees of $30,000 and $25,000, respectively. Total other income for the nine months ended September 30, 2007 decreased $622,000 to $5,021,000 from $5,643,000 for the comparable nine-month period in 2006. This change was primarily due to a decrease in net investment security gains of $817,000 offset by increases in debit card and trust fees of $76,000 and $81,000, respectively. Income from debit card fees rose due to a growing deposit base and increased transactions from the comparable periods in 2006. Growth in the Trust Department’s assets under management contributed to the increase in fees collected from the comparable periods in 2006.

Other expenses. Total other expense for the three-month period ended September 30, 2007 increased $187,000 to $4,462,000 from $4,275,000 for the comparable three-month period in 2006. Increases in other expenses and pension and other employee benefits of $136,000 and $54,000, respectively, were partially offset by a decrease in data processing costs of $38,000. Total other expense for the nine-month period ended September 30, 2007 increased $578,000 to $13,109,000 from $12,531,000 for the comparable nine-month period in 2006. Increases in pension and other employee benefits, other expenses, and advertising of $238,000, $198,000, and $125,000, respectively, were offset by a decrease in data processing costs of $68,000. Increases, for the three and nine month period ended September 30, 2007, in employee benefits are related to a rise in health care costs while other expenses rose due primarily to increases in losses due to check fraud, legal fees related to loan collection, and various services the Company subscribes to with third party vendors. Advertising costs, for the nine months ended September 30, 2007, increased due to expenses related to the Company’s new logo and marketing campaign. A decrease in data processing costs is attributed to a new contract the Company signed with its core data processor.

Provision for income taxes. Income taxes, for the three months ended September 30, 2007, decreased $80,000 to $588,000 from $668,000 for the comparable period in 2006. The effective tax rate decreased to 22.6% for the three month period ended September 30, 2007, compared to 23.7% for the comparable period in 2006. Income taxes for the nine months ended September 30, 2007, increased $139,000 to $1,796,000 from $1,657,000 for the comparable period in 2006. The effective tax rate increased to 23.1% for the nine month period ended September 30, 2007, compared to 20.0% for the comparable period in 2006. The increase is primarily related to securities written down in December 2004 and sold in 2006. The gain realized in 2006 was not subject to federal taxation.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes for the three and nine months ended September 30, 2007 from the information presented in the Annual Report on Form 10K, under the caption Market Risk, for the year ended December 31, 2006.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not Applicable
(b)	Use of Proceeds. Not Applicable
(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number Of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through 31	27,716	$18.98	111,795	39,305
August 1 through 31	400	$17.95	112,195	38,905
September 1 through 30	--	--	--	--
Total	28,116	$18.97	112,195	38,905

*	On November 18, 1999, the Registrant announced a stock repurchase plan for up to 151,100 shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are either filed with or incorporated by reference in this Quarterly Report on Form 10-Q:

3(i)	Articles of Incorporation of IBT Bancorp, Inc.*
3(ii)	Amended Bylaws of IBT Bancorp, Inc.
4	Rights Agreement, dated as of November 18, 2003, by and between IBT Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent.**
10	Change In Control Severance Agreement with Charles G. Urtin ***
10.1	Deferred Compensation Plan For Bank Directors***
10.2	Death Benefit Only Deferred Compensation Plan For Bank Directors effective as of January 1, 1990***
10.3	Retirement and Death Benefit Deferred Compensation Plan For Bank Directors effective as of January 1, 1990***
10.4	2000 Stock Option Plan****
10.5	Irwin Bank & Trust Company Supplemental Pension Plan *****
10.6	Medical Insurance Continuation Agreement with Charles G. Urtin ******
10.7	Directors Change in Control Severance Plan *******
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

*	Incorporated by reference to the identically numbered exhibits of the Registrant’s Form 10 (File No. 0-25903) filed April 29, 1999.
**	Incorporated by reference to Exhibit 4 to Amendment No. 1 to Form 8-A (File No. 1-31655) filed November 20, 2003.
***	Incorporated by reference to the identically numbered exhibits of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
****	Incorporated by reference to Exhibit 4.1 the Registrant’s Registration Statement on Form S-8 (File No. 333-40398) filed September 29, 2000.
*****	Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2004.
******	Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed March 6, 2006.
*******	Incorporated by reference to the identically numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBT BANCORP, INC.
Date: November 5, 2007	By:	/s/ Charles G. Urtin
Charles G. Urtin President, Chief Executive Officer (Duly authorized officer)
Date: November 5, 2007	By:	/s/ Raymond G. Suchta
Raymond G. Suchta Chief Financial Officer (Principal Financial Officer)