Form 10-K
period 2007-12-31
IBT BANCORP INC
filed 2008-03-17
CIK 801122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File Number: 1-31655

IBT BANCORP, INC.
(Exact name of Registrant as specified in its Charter)

Pennsylvania	25-1532164
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

309 Main Street, Irwin, Pennsylvania	15642
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (724) 863-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.25 par value Stock Purchase Rights	American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

Based on the closing sales price of the registrant’s common stock on June 30, 2007, as reported on the American Stock Exchange, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $94.4 million. Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are deemed affiliates.

As of March 6, 2008, there were 5,852,924 shares of the Registrant’s common stock outstanding.

IBT BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended December 31, 2007

PART I

Forward-Looking Statements

IBT Bancorp, Inc. (the “Company” or “Registrant”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control including those discussed under Item 1A. Risk Factors). The following factors, among others, could also cause the Company’s financial performance to differ materially from the plans, the successful completion of our proposed merger with S&T Bancorp, Inc.; objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business

General

IBT Bancorp, Inc. is a Pennsylvania corporation headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking and trust services through its wholly-owned banking subsidiary, Irwin Bank (collectively, the “Company”).

Irwin Bank (the “Bank”) was incorporated in 1922 under the laws of Pennsylvania as a commercial bank under the name “Irwin Savings and Trust Company.” In 2007, the Bank’s name was shortened to “Irwin Bank”. The Bank engages in a full-service mortgage, commercial and consumer banking business, as well as trust and provides a variety of deposit services to its customers. At December 31, 2007, the Bank operated through its main office, six branch offices, one loan center, and a trust office as well as through three supermarket branches. The Bank’s main office, full service branch offices, loan center, trust office and supermarket branches are located in the Pennsylvania counties of Westmoreland and Allegheny. The Bank’s web site address is “www.myirwinbank.com.”

References to the Company or Registrant used throughout this document generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

Proposed Merger with S&T Bancorp, Inc.

On December 16, 2007, S&T Bancorp, Inc. (“S&T”) and the Registrant entered into an Agreement and Plan of Merger (“Merger Agreement”) under which IBT will be merged with and into S&T. Concurrent with or immediately following the merger, the Bank will be merged with and into S&T Bank, a wholly-owned subsidiary of S&T.

Under the terms of the Merger Agreement, each share of the Registrant’s common stock will be converted into the right to receive, at the election of the holder: (i) $31.00 in cash; (ii) between 0.93 and 0.97 shares of S&T common stock with the precise exchange ratio to be determined based upon the average closing price for S&T common stock for a 20 trading day period prior to the date of the shareholder meeting at which the Merger Agreement will be considered; or (iii) a combination of cash and shares of S&T common stock. Elections will be subject to limitations set forth in the Merger Agreement that require that 45% of the outstanding shares of our common stock will be exchanged for cash with the remaining 55% of the outstanding shares to be exchanged for shares of S&T common stock. The Registrant has the right to terminate the Merger Agreement if (1) the average closing price of S&T’s common stock for the 20 consecutive trading days ending the day before the date on which the last regulatory approval is received is less than 85% of the closing price of S&T common stock on December 14, 2007, the last trading day preceding announcement of the Merger Agreement and (2) from December 16, 2007 through such date, S&T’s common stock has underperformed the Nasdaq Bank Index by more than 15%, unless S&T elects to increase the merger consideration per share pursuant to a formula specified in the Merger Agreement.

Three current members of the Registrant’s Board of Directors will be invited to join the Boards of S&T and S&T Bank. In addition, each member of the Registrant’s board of directors not appointed to the board of directors of S&T Bancorp, Inc. and S&T Bank will have the opportunity to serve on S&T Bank’s Westmoreland County Advisory Board.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the Registrant’s stockholders. The Merger is currently expected to be completed in the second quarter of 2008.

All of the directors of the Registrant have agreed to vote their shares in favor of the approval of the Merger Agreement at the Registrant’s stockholder meeting to be held for the purpose of voting on the proposed transaction. In the event the Merger Agreement is terminated under certain circumstances, the Registrant has agreed to pay S&T a termination fee of $6,500,000.

The Merger Agreement also contains customary representations and warranties that S&T and the Registrant made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the Merger Agreement, and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, and the representations and warranties may have been used for the purpose of allocating risk between S&T and the Registrant rather than establishing matters as facts.

The foregoing summary of the Merger Agreement is not complete and is qualified in its entirety by reference to the complete text of such document, which was filed as an exhibit to the Registrant’s Current Report on Form 8-K filed December 17, 2007 and is incorporated herein by reference in its entirety.

Competition

The Registrant’s primary market area consists of Westmoreland and Allegheny counties, Pennsylvania, which are part of the Pittsburgh Metropolitan Statistical Area (“Pittsburgh MSA”) and it is one of many financial institutions serving this market area. Based on data compiled by the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2007 (the latest date for which such data is available), the Bank was ranked sixth of 22 FDIC-insured institutions in Westmoreland County with a 6.61% deposit market share and 19th out of 38 institutions in Allegheny County with a 0.30% deposit market share. The Bank was ranked 13th out of 62 institutions serving the Pittsburgh MSA with a 0.90% market share. Such data does not reflect deposits held by credit unions with which the Bank also competes. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Registrant’s market area as well as with out-of-market financial institutions that offer deposits over the internet and through other delivery channels. Deposit competition also includes a number of insurance products such as annuities sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

The Bank’s principal lending activity is the origination of loans secured primarily by first mortgage liens on properties in the Pittsburgh MSA. At December 31, 2007, the Bank’s loan portfolio included $75.0 million of residential first mortgage loans, $5.1 million of residential construction loans, $186.5 million of commercial and multi-family real estate loans, and $14.8 million of commercial construction loans. In addition, the Bank’s loan portfolio includes $15.3 million in home equity lines of credit which are also secured by liens on residential real estate. The Bank also offers commercial loans which are generally secured by non-real estate collateral and had $72.4 million in such loans in portfolio at December 31, 2007. The Bank lends to municipalities and other governmental entities and had $5.4 million of such loans in portfolio at December 31, 2007. The Bank also engages in consumer installment lending primarily in the form of home equity term loans and automobile loans. At December 31, 2007, the Bank had $98.8 million in home equity term loans and $1.9 million in automobile loans in portfolio. In addition, the Bank originates education loans guaranteed by the Pennsylvania Higher Education Assistance Agency (“PHEAA”) and held $7.2 million in such loans at December 31, 2007. Substantially all of the Bank’s borrowers are located in the Pittsburgh MSA and would be expected to be affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Loan Portfolio Composition. The following table sets forth the composition of the Registrant’s loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	$	%	$	%	$	%	$		$	%
	(Dollars in Thousands)

Mortgage	$281,418	58.28%	$267,530	56.59%	$252,699	56.65%	$252,114	57.37%	$244,923	58.33%
Installment	100,684	20.85	99,044	20.95	93,428	20.95	84,673	19.27	78,327	18.65
Commercial	72,444	15.00	74,168	15.69	63,508	14.24	61,140	13.91	59,591	14.19
Home equity lines of credit	15,281	3.17	16,598	3.51	19,684	4.41	23,201	5.28	21,963	5.23
Student	7,235	1.50	6,471	1.37	6,781	1.52	7,355	1.67	7,834	1.87
Municipal	5,371	1.11	8,375	1.77	9,149	2.05	10,050	2.29	6,268	1.49
Credit cards	104	0.02	100	0.02	62	0.01	45	0.01	38	0.01
Other	314	0.07	456	0.10	744	0.17	855	0.20	965	0.23
Total loans	482,851	100.00%	472,742	100.00%	446,055	100.00%	439,433	100.00%	419,909	100.00%
Less:
Unearned discount	—		—		—		—		—
Deferred loan origination fees and costs	150		252		266		291		338
Allowance for loan losses	5,382		4,769		3,564		2,594		3,285
Total loans, net	$477,319		$467,721		$442,225		$436,548		$416,286

Loan Maturity Table. The following table sets forth maturities and interest rate sensitivity for all categories of loans as of December 31, 2007. Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated maturity, and overdrafts are reported as due in one year or less.

	Mortgage	Home equity lines of credit (2)	Installment	Commercial	Student (1)	Municipal	Credit Cards (2)	Other	Total
	(In Thousands)

One year or less	$13,907	$15,281	$12,169	$11,487	$—	$314	$104	314	$53,576
After 1 year
1 to 5 years	64,027	—	41,024	19,196	7,235	226	—	—	131,708
After 5 years	203,484	—	47,491	41,761	—	4,831	—	—	297,567
Total due after one year	267,511	—	88,515	60,957	7,235	5,057	—	—	429,275
Total amount due	$281,418	$15,281	$100,684	$72,444	$7,235	$5,371	$104	$314	$482,851

__________________

(1)	Student loans are sold when repayment begins; assumption is that all Student loans will mature in 1 to 5 years.
(2)	Home equity credit lines and credit card loans have no stated maturities; therefore they are classified as due in one year or less.

Loan Sensitivity Table. The following table sets forth, as of December 31, 2007, the dollar amount of all loans due after December 31, 2008, based upon fixed rates of interest or floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)

Mortgage (1)	$188,472	$79,039	$267,511
Installment	86,538	1,977	88,515
Commercial	21,131	39,826	60,957
Student	—	7,235	7,235
Municipal	5,057	—	5,057
Total	$301,198	$128,077	$429,275

(1)

Included in the mortgage loans portfolio are commercial real estate loans. Commercial real estate loans are fixed-rate loans that are primarily callable loans, which reprice every three, five or ten years, based upon the interest rate on similar loans at the time of repricing. See “Mortgage Loans.”

Mortgage Loans. The Registrant’s primary lending activity consists of the origination of residential and commercial mortgage loans secured by property in its primary market area. The mortgage loan portfolio consists of one-to-four family residential mortgage loans, multi-family real estate, commercial real estate loans, and construction loans.

The Registrant had approximately $75.0 million of one-to-four family residential mortgage loans in its mortgage loan portfolio at December 31, 2007. The Registrant generally originates one-to-four family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Registrant will originate residential mortgage loans in an amount up to 95% of the appraised value of a mortgaged property; however, the borrower is required to obtain mortgage insurance for the amount in excess of 80%. The Registrant offers residential fixed-rate loans and adjustable-rate loans with amortization periods ranging from 15 to 30 years. Interest rates for residential adjustable-rate loans residences adjust every 12 months based upon the weekly average yield on the one-year U.S. Treasury securities, plus a margin of 2.75 percentage points. These adjustable-rate loans have an interest rate cap of two percentage points per year and six percentage points over the life of the loan, and are originated for retention in the portfolio.

Fixed-rate residential mortgage loans are underwritten in accordance with FannieMae guidelines. Currently, loans underwritten in accordance with FannieMae guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Registrant generally charges a higher interest rate if loans are not saleable under FannieMae guidelines. At December 31, 2007, $188.5 million of the Registrant’s mortgage portfolio consisted of long-term, fixed-rate mortgage loans of which $963,000 were classified as held-for-sale. The Registrant does not service any loans that are sold and the Registrant is generally not liable for these loans (i.e., “nonrecourse loans”).

Substantially all of the Registrant’s one-to-four family mortgages include “due on sale” clauses, which are provisions giving the Registrant the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

Property appraisals on real estate securing the Registrant’s one-to-four family residential loans over $250,000 are made by appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. The Registrant obtains title insurance policies on all purchase money first mortgage real estate loans originated.

The Registrant’s commercial real estate mortgage loans are long-term loans secured primarily by multi-family dwelling units and commercial real estate. Essentially all originated commercial real estate loans are within its market area. Commercial real estate loans are originated at adjustable rates of interest.

Adjustable-rate commercial mortgage loans have interest rates that reprice every 3, 5 or 10 years and are based on the corresponding FHLB advance rate plus up to 2.75 percentage points. Adjustable-rate commercial mortgage loans generally have terms of up to 20 years and no maximum interest rate.

As of December 31, 2007, the Registrant’s commercial real estate loans totaled $186.5 million of the mortgage portfolio. Typically, commercial real estate loans are originated in amounts up to 80% of the appraised value of the mortgaged property.

The Registrant also originates loans to finance the construction of one-to-four family dwellings and commercial real estate. The Registrant makes construction loans both to individuals constructing their own residence and to developers constructing homes for resale. Generally, the Registrant only makes interim construction loans to individuals if it also makes the permanent mortgage loan on the property. Interim construction loans generally have terms of up to 12 months with fixed rates of interest. At December 31, 2007, construction loans totaled $25.6 million with $12.0 million of that total yet to be disbursed.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Registrant may be required to advance funds beyond the amount originally committed to permit completion. If the estimate of value proves to be inaccurate, the Registrant may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

Installment Loans. Installment loans primarily consist of home equity term loans and to a lesser extent automobile loans. Home equity loans are secured primarily by one-to-four family residences. The Registrant originates these loans with fixed rates with terms of up to 20 years. These loans are subject to 90% combined loan-to-value limitation, including any outstanding mortgages or liens, without requiring mortgage insurance. The Registrant will originate home equity loans in an amount up 100% of the appraised value, however, mortgage insurance for the borrower may be required. The Registrant originates automobile loans with fixed rates of interest and terms of up to five years. At December 31, 2007, home equity term loans totaled $100.7 million.

Commercial Loans. Commercial loans consist of loans secured by equipment, accounts receivables, inventory, and other business purpose loans. Such loans are generally secured by either the underlying collateral and/or by the personal guarantees of the borrower.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.

Home Equity Lines of Credit. Revolving home equity lines of credit are secured primarily by one-to-four family residences. The lines of credit are generally subject to a 90% combined loan-to-value limitation, including all outstanding mortgages and liens.

Student. The Bank originates education loans under PHEAA’s Keystone Stafford and PHEAA’s Plus programs. These programs are open to residents of Pennsylvania and parents of students at Pennsylvania post-secondary schools. Interest rates on these loans are currently equal to the 91-day U.S. Treasury bill rate plus a margin of 3.1 percentage points. Borrowers may defer and capitalize interest during periods of educational enrollment, unemployment or economic hardship. The Bank generally sells these loans to the PHEAA when repayment begins. Payments of principal and interest on these loans are guaranteed by the PHEAA and reinsured by the U.S. Department of Education under the Federal Family Education Loan Program.

Municipal Loans. The Bank makes loans to various local municipalities. Such loans are generally unsecured and are obtained through competitive bidding. Municipal loans have terms of between 1 and 15 years and provide for payments of principal and interest during their terms. The interest earned on these loans is tax-exempt.

Loan Approval Authority and Underwriting. The Registrant establishes various lending limits for its officers and maintains an officer review committee. Certain officers generally have authority to approve loans up to $500,000. Loans up to $1,000,000 are approved by an officer review committee (“ORC”). The ORC consists of the President and at least four other officers appointed by the President. All loans over $1,000,000 are approved by the Board of Directors.

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

Loans to One Borrower Limits. By statute, the maximum amount of indebtedness that the Bank may have from any one customer may not exceed 15% of the Bank’s capital accounts. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain limited circumstances. At December 31, 2007, the Bank’s loans-to-one-borrower limit was $10.0 million and the largest amount of indebtedness from any single customer was $7.8 million. This indebtedness consisted of 5 loans to one borrower secured by multi-unit apartment buildings and one-to-four family dwellings.

Loan Commitments. Written commitments are given to prospective borrowers on all approved mortgage loans. Generally, the commitment requires acceptance within 7 days of the date of issuance. At December 31, 2007, commitments to cover originations of loans totaled $123.0 million.

Classified Assets. Federal bank regulators require insured depository institutions to regularly review their loan portfolios and to assign ratings to weak loans according to a prescribed asset classification system. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection of principal in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Registrant to risk sufficient to warrant classification in one of the above categories, but which possess some weakness, are required to be designated “special mention” by management.

When an insured institution classifies problem assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its allowances is subject to review by the FDIC which may order the establishment of additional loss allowances.

The following table sets forth the Registrant’s classified assets in accordance with its classification system at the dates indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(In Thousands)

Special Mention	$21,070	$32,672	$43,069	$24,770	$19,022
Substandard	19,673	14,438	7,798	3,940	8,756
Doubtful	3,726	136	240	259	668
Loss	9	—	—	—	—
Total	$44,478	$47,246	$51,107	$28,969	$28,446

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

Loans are reviewed on a monthly basis and are placed on a non-accrual status when the loan becomes more than 90 days delinquent and when, in our opinion, the collection of additional interest is doubtful. Normally, interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. In prior years, the Company continued accruing interest on loans more than 90 days past due if the loans were well secured and in the process of collection. In 2007, however, the Company determined to place all loans that were more than 90 days past due on non-accrual.

Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. As of the dates indicated, no loans were categorized as troubled debt restructurings within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15. At December 31, 2007, the Company had $3.7 million in impaired loans within the meaning of SFAS No. 114, as amended by SFAS 118.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage	$3,926	$—	$111	$120	$567
Home equity lines of credit	19	—	—	—	—
Installment	3	43	26	—	—
Commercial	328	6	—	—	—
Student	—	—	—	—	—
Municipal	—	—	—	—	—
Credit cards	—	—	—	—	—
Other	—	—	—	—	—
Total	$4,276	$49	$137	$120	$567
Accruing loans which are contractually past due 90 days or more:
Mortgage	801	2,657	541	3,618	704
Installment	9	1	14	9	10
Commercial	122	108	161	954	14
Home equity lines of credit	43	—	—	—	—
Student	—	—	—	—	—
Municipal	—	—	—	—	—
Credit cards	—	—	—	—	—
Other	—	—	—	—	—
Total	975	2,766	716	4,581	728
Total non-accrual and 90 day loans	5,251	2,815	853	4,701	1,295
Other real estate owned	306	49	48	1,767	254
Total non-performing assets	$5,557	$2,864	$901	$6,468	$1,549
Total non-accrual and 90 day loans to net loans	1.10%	0.60%	0.19%	1.08%	0.31%
Total non-accrual and 90 day loans to total assets	0.67%	0.38%	0.12%	0.70%	0.21%
Total non-performing assets to total assets	0.71%	0.39%	0.13%	0.96%	0.25%

As of December 31, 2007, there were no loans not reflected in the above as to which management had serious doubts as to the ability of borrowers to comply with present loan repayment terms. The increase in non-performing loans is due to the bankruptcy re-organization of two borrowers. The Company does not anticipate any significant losses since the loans are well secured. The loans shown as past due 90 days or more at December 31, 2007 reached their 90th day of delinquency on December 31. These loans were transferred to non-accrual in January 2008.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb potential losses inherent in the loan portfolio. The allowance is reviewed monthly and a provision for loan losses is charged against operations to bring the allowance to a level which, in management’s judgment, is adequate in light of the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

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

The allowance is increased by a provision for loan loss which is charged to expense, and reduced by charge-offs, net of recoveries. Beginning in 2007, loans are placed on non-accrual status when they are more than 90 days past due. Previously, such loans would continue accruing if they were adequately collateralized and in the process of collection.

The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Activity in the Allowance for Loan Losses. The following table sets forth information with respect to the Registrant’s allowance for loan losses at the dates indicated:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Total loans outstanding	$482,701	$472,490	$445,789	$439,142	$419,571
Average loans outstanding	$478,675	$462,036	$436,906	$430,543	$393,743
Allowance balance (at beginning of period)	$4,769	$3,564	$2,594	$3,285	$2,873
Provision	900	1,500	1,200	600	600
Charge-Offs:
Mortgage	(113)	—	(64)	(1,204)	(11)
Installment	(78)	(63)	(100)	(127)	(84)
Commercial	(66)	(192)	(19)	(8)	(148)
Home equity lines of credit	—	—	—	—	—
Student	—	—	—	—	—
Municipal	—	—	—	—	—
Credit cards	—	(2)	—	—	—
Other	(95)	(91)	(88)	—	—
Total charge-offs	(352)	(348)	(271)	(1,339)	(243)
Recoveries:
Mortgage	—	—	7	—	—
Installment	8	5	10	3	20
Commercial	—	30	13	45	35
Home equity lines of credit	—	—	—	—	—
Student	—	—	—	—	—
Municipal	—	—	—	—	—
Credit cards	—	—	—	—	—
Other	57	18	11	—	—
Total recoveries	65	53	41	48	55
Net charge-offs	(287)	(295)	(230)	(1,291)	(188)
Allowance balance (at end of period)	$5,382	$4,769	$3,564	$2,594	$3,285
Allowance for loan losses as a percent of total loans outstanding	1.11%	1.01%	0.80%	0.59%	0.78%
Net loans charged off as a percent of average loans outstanding	0.06%	0.06%	0.05%	0.30%	0.05%

Allocation of the Allowance For Loan Losses. The following table shows the allocation of the Registrant’s allowance for loan losses by loan category and the percentage of total loans represented by each loan category at the date indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in Thousands)

At end of period allocated to:
Mortgage	$1,669	58.28%	$2,714	56.59%	$1,853	56.65%	$1,110	57.37%	$806	58.33%
Installment	200	20.85	308	20.95	282	29.95	338	19.27	109	18.65
Commercial	3,485	15.00	1,693	15.69	1,395	14.24	889	13.91	2,217	14.19
Home equity lines of credit	16	3.17	26	3.51	32	4.41	43	5.28	138	5.23
Student	—	1.50	1	1.37	1	1.52	4	1.67	5	1.87
Municipal	3	1.11	16	1.77	1	2.05	210	2.29	9	1.49
Credit cards	—	0.02	—	0.02	—	0.01	—	0.01	—	0.01
Other	9	0.07	11	0.10	—	0.17	—	0.20	1	0.23
Total	$5,382	100.00%	$4,769	100.00%	$3,564	100.00%	$2,594	100.00%	$3,285	100.00%

Investment Activities

The Registrant maintains a level of liquid assets, including short-term securities and certain other investments, which varies depending upon several factors, including: (i) the yields on investment alternatives; (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities; (iii) expectation of future yield levels; and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held-to-maturity or securities available-for-sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held-to-maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available-for-sale to serve principally as a source of liquidity.

Current accounting standards regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as “held-to-maturity,” “available-for-sale,” or “trading.” As of December 31, 2007, the Registrant had securities classified as “available-for-sale” (which included the stock we are required to hold in the Federal Home Loan Bank (“FHLB”) of Pittsburgh as a member) in the amount of $256.0 million and had no securities classified as “held-to-maturity” or “trading.” Securities classified as “available-for-sale” are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At December 31, 2007, the Registrant’s securities available-for-sale had an amortized cost of $248.9 million and market value of $251.5 million. Changes in the market value of securities available-for-sale do not affect the Company’s income. In addition, changes in the market value of securities available-for-sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At December 31, 2007, the Registrant’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) mortgage-backed securities; (iv) municipal obligations; (v) banker’s acceptances; (vi) certificates of deposit; and (vii) investment-grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

As a source of liquidity and to supplement the Registrant’s lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include FreddieMac, Government National Mortgage Association (“GinnieMae”), and FannieMae.

Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FreddieMac and FannieMae make up a majority of the pass-through certificates market. The Registrant does not have any investments in subprime mortgage-backed securities or collateralized debt obligations.

Investment Portfolio. The following table sets forth the carrying value of the Registrant’s investment securities portfolio at the dates indicated:

	At December 31,
	2007	2006	2005
	(In Thousands)
Securities available-for-sale:
Obligations of U.S. government agencies	$104,135	$95,325	$78,874
Mortgage-backed securities	80,188	61,046	53,827
Obligations of state and political subdivisions	66,985	64,598	54,808
FHLB stock	4,423	5,197	5,470
Equity securities	184	234	8,288
Other securities	47	47	196
Total securities available-for-sale	$255,962	$226,447	$201,463

Investment Portfolio Maturities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Registrant’s investment securities portfolio as of December 31, 2007. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations.

	At December 31, 2007 (1)
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in Thousands)

Obligations of U.S. government agencies	$—	—%	$7,116	5.11%	$86,972	5.173%	$10,047	6.29%	$104,135	5.28%	$104,135
Mortgage-backed securities	—	—	8,132	4.05	1,877	3.69	70,179	5.25	80,188	5.09	80,188
Obligations of state and political subdivisions (1)	350	5.14	1,750	4.95	11,867	4.96	53,018	4.23	66,985	4.38	66,985
FHLB stock	—	—	—	—	—	—	4,423	6.71	4,423	6.71	4,423
Equity securities	—	—	—	—	—	—	184	3.80	184	3.80	184
Other securities	—	—	25	6.50	—	—	22	4.76	47	5.68	47
Total	$350	5.14%	$17,023	4.59%	$100,716	5.12%	$137,873	4.98%	$255,962	5.01%	$255,962

____________________
(1)	Average yields have not been computed on a tax-equivalent basis.

Sources of Funds

General. Deposits are the major source of the Registrant’s funds for lending and other investment purposes. In addition to deposits, the Registrant derives funds from the amortization, prepayment or sale of loans, maturities of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank can also borrow from the FHLB of Pittsburgh.

Deposits. Consumer and commercial deposits are attracted principally from within the Registrant’s primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. The Bank also offers a variety of deposit-related services for commercial customers, including merchant card processing, ACH origination, wire transfers, safe deposit boxes, and lock-box services. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Registrant regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Registrant’s cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Registrant does not obtain funds through brokers, nor does it solicit funds outside the Commonwealth of Pennsylvania.

	At December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)

Checking accounts:
Non-interest-bearing	$82,637	—%	$81,682	—%	$81,926	—%
Interest-bearing	58,983	0.67	56,294	0.66	51,881	0.60
Passbook and club accounts	66,402	0.51	69,717	0.51	75,734	0.52
Money market accounts	59,295	3.06	52,671	2.54	62,225	1.67
Certificate accounts	311,067	4.68	274,047	4.17	245,654	3.31
Total	$578,384	2.96%	$534,441	2.52%	$517,420	1.91%

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining at December 31, 2007 (in thousands).

Maturity Period	Certificates of Deposit

Three months or less	$28,023
Over three months through six months	50,491
Over six months through twelve months	15,758
Over twelve months	6,047
Total	$100,319

Borrowings. Deposits are the primary source of funds for the Registrant’s lending and investment activities as well as for general business purposes. Should the need arise, the Registrant has a maximum borrowing capacity with the FHLB of Pittsburgh of $327.4 million. At December 31, 2007, there were outstanding $57.6 million of long-term FHLB borrowings.

The Bank offers its commercial checking customers a sweep account arrangement in which account balances are invested in U.S. Government and Agency securities on an overnight basis to provide a higher rate of return to these customers. The Bank’s obligation to repurchase these securities the next business day is classified as a borrowing by the Bank for financial reporting purposes.

The following table sets forth certain information regarding the Bank’s repurchase agreements which were the only category of short-term borrowings (due within one year or less) whose average balance for the past fiscal year exceeded 30% of stockholders equity at December 31, 2007.

	At or for the Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)

Average balance outstanding	$42,280	$30,747	$20,209
Maximum amount outstanding at any month-end during the period	$60,037	$41,869	$38,686
Weighted average interest rate during the period	4.65%	4.62%	2.79%
Balance outstanding at end of period	$44,944	$27,417	$18,443
Weighted average interest rate at end of period	4.13%	4.87%	3.51%

Trust Services

The Bank offers a variety of trust services including trust management, estate planning and administration, investment counseling and management and retirement planning. The Bank serves as trustee for testamentary, living, irrevocable and charitable trusts, administers investment agencies, employee benefit plans, guardianships, special needs trusts and offers separately managed accounts. The Bank’s fees for these services are generally a percentage of the assets under management. As of December 31, 2007, the Bank had $192.6 million in assets under management compared to $126.9 million at December 31, 2006. The increase in assets under management in 2007 was primarily due to new trust accounts. For the year ended December 31, 2007, the Bank had income of $550,000 from its trust services.

Personnel

As of December 31, 2007, the Registrant had 168 full-time and 40 part-time employees. None of the Registrant’s employees are represented by a collective bargaining group.

SUPERVISION AND REGULATION

Regulation of the Company

Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank’s investments in the stock or securities of the holding company, and on the subsidiary bank’s taking of the holding company’s stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve’s bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act and (2) any non-banking activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

Financial Modernization. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. In fiscal 2000, the Company submitted the required notice to the Federal Reserve and became a financial holding company.

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation. See “Regulation of the Bank - Regulatory Capital Requirements.”

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

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

Pennsylvania Banking Law. The Pennsylvania Banking Code (“Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state chartered commercial banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices. In addition to the powers specifically granted, the Code authorizes state-chartered banks to engage in activities authorized to national banks and federal savings associations subject to the conditions, limitations and restrictions otherwise imposed.

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

Federal Deposit Insurance. The Federal Deposit Insurance Corporation is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Previously, the Federal Deposit Insurance Corporation administered two separate insurance funds, the Bank Insurance Fund (“BIF”), which generally insured commercial bank and state savings bank deposits, and the Savings Association Insurance Fund (“SAIF”), which generally insured savings association deposits.

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

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank anticipates that it will be able to offset its deposit insurance premium for the first half of 2008 with the special assessment credit.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. The current quarterly assessment rate is approximately 0.00285% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like the Bank are not members of the Federal Reserve System. At December 31, 2007, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

The Federal Deposit Insurance Corporation’s capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the Federal Deposit Insurance Corporation’s regulation, the highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain mortgage and non-mortgage servicing assets and purchased credit card relationships.

The Federal Deposit Insurance Corporation’s regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank’s allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The Federal Deposit Insurance Corporation’s regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to termination of deposit insurance.

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of December 31, 2007.

Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. In particular, loans by a subsidiary bank to its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and other extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

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

As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount from 4.5% to 6.0% of its outstanding residential mortgage loans plus 0% to 1.5% of its unused maximum borrowing capacity. At December 31, 2007, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2007, the Bank met its reserve requirements.

Item 1A. Risk Factors

Investing in our securities may involve certain risks, including the risks described below. You should carefully consider these risk factors together with all other available information and data before you decide to invest in our securities.

The price of our common stock is dependent on our proposed merger with S&T Bancorp, Inc.

We have agreed to merge with S&T Bancorp, Inc. Under the merger agreement, each share of our common stock will be converted at closing into the right to receive, at the election of the holder: (i) $31.00 in cash; (ii) between 0.93 and 0.97 shares of S&T common stock with the precise exchange ratio to be determined based upon the average closing price for S&T common stock for a 20 trading day period prior to the date of the shareholder meeting at which the merger agreement will be considered; or (iii) a combination of cash and shares of S&T common stock. Elections are subject to the limitations that 45% of our outstanding shares must be exchanged for cash and 55% must be exchanged for S&T common stock.

The announcement of the merger resulted in a substantial increase in the market price of our stock and it has since traded in tandem with the common stock of S&T Bancorp, Inc. The proposed merger is subject to substantial risks and uncertainties including the risk factors described in the Registration Statement on S-4 filed by S&T Bancorp, Inc. with the Securities and Exchange Commission in connection with the merger. We have incurred substantial expenses in connection with the merger, which have affected our current earnings. In the event that we do not successfully compete the merger, our stock price could be adversely affected.

Our loan portfolio includes a substantial amount of commercial and commercial real estate loans.

Our commercial loan portfolio, including real estate and non-real estate loans, was $258.9 million at December 31, 2007, comprising 53.6% of total loans. Commercial loans generally involve a greater degree of risk of nonpayment or late payment than home equity loans or residential mortgage loans. Any significant failure to pay or late payments by our customers would hurt our earnings. The increased credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. A number of factors may affect a borrower’s ability to make or refinance a balloon payment, including the financial condition of the borrower, the prevailing local economic conditions and the prevailing interest rate environment.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may to a greater extent than residential loans be subject to adverse conditions in the real estate market or economy.

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

The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral for the loan. Based upon factors such as historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality, our management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses. At December 31, 2007, our allowance for loan losses was $5.4 million which represented 1.1% of total loans and 96.9% of nonperforming loans. If our management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the bank regulatory authorities require the Bank to increase its allowance for loan losses, our earnings could be significantly and adversely affected.

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

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on interest-earning assets, such as loans and investment securities; and
•	the interest expense we pay on our interest-bearing liabilities, such as deposits and amounts we borrow.

If more interest-earning assets than interest-bearing liabilities re-price or mature during a time when interest rates are declining, then our net interest income may be reduced. If more interest-bearing liabilities than interest-earning assets re-price or mature during a time when interest rates are rising, then our net interest income may be reduced. At December 31, 2007, our interest-earning liabilities maturing or repricing within one year exceeded our interest-bearing assets maturing or repricing within one year by $479.2 million. As a result, the yield on our interest-earning assets should adjust to changes in interest rates at a faster rate than the cost of our interest-bearing liabilities and our net interest income may be reduced when interest rates decrease significantly for long periods of time.

The loss of any of our executive officers could hurt our operations

We rely heavily on our executive management team, the loss of any one of whom could have an adverse effect on our operations. As a community bank, our executive officers have more responsibility than would be typical at a larger financial institution with more employees. In addition, we have fewer senior level managers who would be in a position to succeed and assume the responsibilities of our executive officers. The loss of their business experience and relationships could affect our ability to generate loans and deposits.

Our shareholder rights plan could have the effect of deterring accumulations of our common stock.

The Company has adopted a shareholder rights plan pursuant to which the Company has distributed to each shareholder of record one right for each share held. The rights do not become exercisable until a person (other than an exempt person) acquires beneficial ownership of 10% or more of the Company’s outstanding common stock or commences a tender or exchange offer that would result in the person becoming a 10% or greater beneficial owner (an “Acquiring Person”). In that event, each rights holder other than the Acquiring Person will be entitled to purchase shares of the Company’s common stock having value equal to twice the exercise price of the rights. In the event the Company merges with an Acquiring Person or an affiliate or associate of the Acquiring Person, the rights entitle holders other than the Acquiring Person to purchase a similar amount of that entity’s stock at half price. The effect of the shareholder rights plan would be to significantly dilute the ownership of an Acquiring Person which may deter persons from accumulating large positions in our common stock.

On December 16, 2007, the Registrant amended its Shareholder Rights Plan to provide that neither S&T Bancorp, Inc. ("S&T") nor any of its Subsidiaries, Affiliates or Associates, shall be or become an Acquiring Person as a result of the approval, execution, delivery or performance, or public announcement thereof, of the Agreement and Plan of Merger between S&T and the Company, dated as of December 16, 2007 (the "Merger Agreement"), any or all of the Voting Agreements (as defined in the Merger Agreement), or the consummation of any of the transactions contemplated thereby.

Various other provisions in our governing documents could have the effect on insulating management from a hostile takeover.

The Company’s Articles of Incorporation and Bylaws contain various other provisions that could have the effect of deterring changes in control which are not approved in advance by our Board of Directors, including:

•	Supermajority Vote Required for Business Combinations;
•	Consideration of Non-Monetary Factors in Evaluating Tender Offers;
•	Classified Board of Directors;
•	Restriction on Number of Directors and Filling Board Vacancies;
•	Additional Shares of Authorized Common Stock; and
•	Supermajority Vote Required for Charter Amendments.

These provisions could have the effect of deterring a change in control of the Company. As a result, shareholders who wish to participate in a change in control transaction may not have the opportunity to do so.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2007, the Registrant operated from its main office, six branch offices and three supermarket branch offices and one loan office and a trust office, all located in southwestern Pennsylvania. The total net book value of the Registrant’s investment in premises and equipment at December 31, 2007, was approximately $5.2 million. The main office of the Company and of the Bank and three branch offices are owned by the Bank and the remaining three branch offices, three supermarket branch offices, and the Bank’s trust division and a loan center, are leased by the Bank. These leases have initial terms of one to twenty years, and all leases contain renewal options for additional periods of 1 to 5 years.

Item 3. Legal Proceedings

The Registrant is periodically involved as a plaintiff or defendant in various legal actions, such as actions to enforce liens, condemnation proceedings on properties in which the Registrant holds mortgage interests, matters involving the making and servicing of mortgage loans and other matters incident to the Registrant’s business. In the opinion of management, none of these actions individually or in the aggregate is believed to be material to the financial condition or results of operations of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)         Market for Common Equity. The Company's common stock is listed on the American Stock Exchange under the symbol "IRW." As of December 31, 2007, the Company had approximately 600 shareholders of record and 5,852,924 shares of common stock outstanding. The number of stockholders does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

The following table sets forth for each quarter during the last two fiscal years, the high and low sales prices for the Company’s common stock as reported on the American Stock Exchange along with cash dividends declared.

	Price Range		Cash Dividends
	High ($)	Low($)	Declared Per Share ($)
2007
First Quarter	23.00	19.76	0.25
Second Quarter	20.85	18.04	0.25
Third Quarter	19.20	17.45	0.25
Fourth Quarter	28.85	15.30	0.25

2006
First Quarter	20.62	18.62	0.25
Second Quarter	20.35	18.92	0.25
Third Quarter	22.12	20.05	0.25
Fourth Quarter	21.82	20.31	0.25

The ability of the Company to pay dividends is dependent upon the ability of Irwin Bank to pay dividends to the Company. Because Irwin Bank is a depository institution insured by the FDIC it may not pay dividends or distribute capital assets if it is in default on any assessment due the FDIC.

Additionally, Irwin Bank is also subject to certain federal and state banking regulations. Under Federal Reserve Policy, the Company is required to maintain adequate regulatory capital and is expected to act as a source of financial strength to Irwin Bank and to commit resources to support Irwin Bank in circumstances where it might not do so absent such a policy. The policy could have the effect of reducing the amount of dividends declarable by the Company.

The following graph compares the cumulative total shareholder return on the Common Stock with (a) the cumulative total shareholder return on stocks included in the Nasdaq Stock Market index and (b) the cumulative total shareholder return on stocks included in the Nasdaq Bank index, as prepared by the SNL Financial LC. All three investment comparisons assume the investment of $100 as of December 31, 2002 and the reinvestment of dividends. The graph provides comparisons at December 31, 2002 and each fiscal year through December 31, 2007.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
IBT Bancorp, Inc.	100.00	160.94	134.64	118.52	128.88	177.84
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35

There can be no assurance that the Company's future stock performance will be the same or similar to the historical performance shown in the above graph. The Company neither makes nor endorses any predictions as to stock performance.

(b)	Use of Proceeds. Not applicable

(c)	Issuer Purchase of Equity Securities.	Not applicable

Item 6. Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, except per share data)
SELECTED BALANCE SHEET DATA
Total assets	$787,187	$740,962	$685,151	$675,857	$629,530
Cash and cash equivalents	25,210	19,955	15,500	16,187	15,829
Securities available for sale	255,961	226,446	201,463	196,891	172,448
Loans receivable (net)	477,319	467,721	442,225	436,548	416,286
Deposits	610,757	572,472	520,486	526,217	492,158
Repurchase agreements	44,944	27,417	18,443	15,157	12,611
Federal funds purchased	—	—	12,468	—	7,900
FHLB advances	57,631	72,410	68,651	70,265	53,308
Shareholders’ equity	66,014	62,581	61,081	59,843	59,606

SELECTED RESULTS OF OPERATIONS
Interest income	$44,450	$40,393	$35,771	$33,726	$33,398
Net interest income	22,288	21,879	22,090	21,918	22,083
Provision for loan losses	900	1,500	1,200	600	600
Net interest income after provision for loan losses	21,388	20,379	20,890	21,318	21,483
Other income	6,806	7,349	6,635	5,116	5,891
Loss on write-down of equity securities	—	—	—	2,426	—
Other expense	18,025	17,237	16,187	15,095	14,300
Net income	7,856	8,456	8,579	6,085	9,646

PER SHARE DATA
Net Income
Basic	$1.34	$1.43	$1.45	$1.02	$1.62
Diluted	1.33	1.42	1.44	1.01	1.60
Cash dividends declared	1.00	1.00	0.92	0.80	0.70

SELECTED RATIOS
Return on average assets	1.04%	1.18%	1.26%	0.92%	1.59%
Return on average equity	12.71%	13.74%	14.08%	10.25%	16.54%
Ratio of average equity to average assets	8.16%	8.61%	8.97%	9.02%	9.59%
Dividend payout	74.69%	69.74%	63.39%	78.01%	43.21%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", “intends” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which include changes in interest rates, risks associated with the effect of opening new branches, the ability to control costs and expenses, and general economic conditions. IBT Bancorp, Inc. undertakes no obligation to update those forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

IBT Bancorp, Inc. is a bank holding company headquartered in Irwin, Pennsylvania, which provides a full range of commercial and retail banking and trust services through its wholly owned banking subsidiary, Irwin Bank (collectively, the “Company”). The Company’s stock is traded on the American Stock Exchange under the symbol IRW. All per share amounts have been restated for the 100% stock dividend paid on November 16, 2006.

On December 16, 2007, S&T Bancorp, Inc. (“S&T”) and IBT Bancorp, Inc. (“IBT”) entered into an Agreement and Plan of Merger (“Merger Agreement”) under which IBT will be merged with and into S&T. Under the terms of the Merger Agreement, each share of IBT common stock will be converted into the right to receive, at the election of the holder: (i) $31.00 in cash; (ii) between 0.93 and 0.97 shares of S&T common stock with the precise exchange ratio to be determined based upon the average closing price for S&T common stock for a 20 trading day period prior to the date of the IBT shareholder meeting at which the Merger Agreement will be considered; or (iii) a combination of cash and shares of S&T common stock. Elections will be subject to limitations set forth in the Merger Agreement that require that 45% of the outstanding shares of IBT common stock will be exchanged for cash with the remaining 55% of the outstanding shares to be exchanged for shares of S&T common stock. IBT has the right to terminate the Merger Agreement if (1) the average closing price of S&T’s common stock for the 20 consecutive trading days ending the day before the date on which the last regulatory approval is received is less than 85% of the closing price of S&T common stock on December 14, 2007, the last trading day preceding announcement of the Merger Agreement and (2) from December 16, 2007 through such date, S&T’s common stock has underperformed the Nasdaq Bank Index by more than 15%, unless S&T elects to increase the merger consideration per share pursuant to a formula specified in the Merger Agreement. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the stockholders of IBT. The Merger is currently expected to be completed in the second quarter of 2008.

Critical Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. The Company’s accounting and reporting policies conform with the accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Allowance for loan losses: The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors. All of these factors may be susceptible to significant change to the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

Accounting for stock options: As of January 1, 2003, the Company adopted SFAS 123 as amended by SFAS 148 in regards to the accounting for stock options. As required by this statement, the Company recognized compensation expense in the income statement based on the estimated fair value of the options on the date of the grant.

Employer benefit plans: In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). The Company adopted SFAS 158 prospectively on December 31, 2006. SFAS 158 requires that the Company recognize all obligations related to defined benefit pensions. This statement requires that the Company quantify the plans’ funding status as an asset or liability on its consolidated balance sheets.

SFAS 158 requires that the Company measure the plans’ assets and obligations that determine its funded status as of the end of the fiscal year. The Company is also required to recognize as a component of other comprehensive income (OCI) the changes in funded status that occurred during the year that are not recognized as part of net periodic benefit cost as explained in SFAS No. 87, “Employers’ Accounting for Pensions.”

Financial Condition

At December 31, 2007, total assets increased $46.2 million, or 6.2%, to $787.2 million from $741.0 million at December 31, 2006. The increase in total assets was primarily the result of an increase of $9.6 million in net loans and $30.3 million in securities available for sale. Growth in the loan portfolio and securities available for sale was primarily funded by net increases of $38.3 million in deposit accounts and $17.5 million in repurchase agreements offset by decrease of $14.8 million in FHLB advances.

The increase in available for sale securities was mainly the result of purchases of $73.0 million offset by net proceeds from maturities and the sales of securities of $45.6 million. This resulted in net increases of U.S. Government agencies, obligations of state and political sub-divisions, and mortgage-backed securities of $8.8 million, $2.4 million, and $19.1 million, respectively. The Company periodically sells and purchases securities to maximize the return of the portfolio within the set policy limits established by the board of directors.

The increase in net loans is primarily due to increases in real estate secured mortgage and commercial loans, which increased $10.2 million and consumer installment loans, which increased $1.4 million. These increases were partially offset by decreases in municipal loans and consumer lines of credit of $3.0 million and $1.3 million, respectively. In June 2007, approximately $3.0 million in real estate secured commercial mortgages, previously included in non-performing accruing loans contractually past due 90 days or more, were transferred to non-accrual status due to a change in accounting policy. The Company believes that these loans are sufficiently collateralized and does not anticipate any future losses.

At December 31, 2007, total liabilities increased $42.8 million, or 6.3%, to $721.2 million from $678.4 million at December 31, 2006. The increase was primarily related to the increases in interest-bearing deposits of $39.7 million and repurchase agreements of $17.5 million offset by a $14.8 million decrease in FHLB advances. The decrease in advances was due to maturities and repayment of amortizing loans.

Non-interest bearing deposits decreased $1.4 million to $84.1 million at December 31, 2007 from $85.6 million at December 31, 2006. This increase is exclusive of the net increase of $17.5 million in repurchase agreements. Under the terms of the repurchase agreements, deposits in designated demand accounts of the customer are put into an investment vehicle which is used daily to purchase aninterest in designated U.S. Government or Agencies’ securities. The Company in turn agrees to repurchase these investments on a daily basis and pay the customers the daily interest earned based on the current market rate. See Note 8 to the consolidated financial statements.

Interest-bearing deposits totaled $526.6 million at December 31, 2007, an increase of $39.7 million from December 31, 2006. The change was the result of increases in time deposits, money market, and interest bearing checking accounts of $32.3 million, $7.6 million, and $3.4 million, respectively, offset by a decrease in savings accounts of $3.7 million.

At December 31, 2007, total stockholders’ equity increased $3.4 million to $66.0 million from $62.6 million at December 31, 2006. The increase was primarily due to net income of $7.9 million for the period and an increase of $1.8 million in accumulated other comprehensive income (net of income taxes) offset by an increase in treasury stock purchased of $566,000, and dividends paid of $5.9 million. Accumulated other comprehensive income increased as a result of changes in the net unrealized gain on the available for sale securities and an increase for the application of SFAS 158. The change in the net unrealized gain on the available for sale securities was due to fluctuations in interest rates. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Notes 2 and 15 to the consolidated financial statements.

Results of Operations

Net Income: Net income decreased $599,000, or 7.1%, to $7.9 million, or $1.33 per diluted share for the year ended December 31, 2007 from $8.5 million, or $1.42 per diluted share for the year ended December 31, 2006. The decrease in net income for fiscal 2007 compared to fiscal 2006 was primarily due to an increase of $788,000 in other expenses and a decrease in other income of $543,000. These changes were partially offset by an increase of $410,000 in net interest income and a decrease in the provision for loan losses of $600,000.

Net income decreased $124,000, or 1.4%, to $8.5 million, or $1.42 per diluted share for the year ended December 31, 2006 from $8.6 million, or $1.44 per diluted share for the year ended December 31, 2005. The decrease in net income for fiscal 2006 compared to fiscal 2005 was primarily due to a $211,000 decrease in net interest income and increases in the provision for loan losses and other expenses of $300,000 and $1.1 million, respectively. A $34.1 million increase in average interest-bearing liabilities coupled with a 70 basis point increase in the cost of funds contributed to the decrease in net interest income. Offsetting these decreases was a $714,000 increase in other income attributable primarily to gains on sales of investment securities.

Net Interest Income: Net interest income is the most significant component of the Company’s income from operations. Net interest income is the difference between interest received on interest-earning assets (primarily loans and investment securities) and interest paid on interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income depends on the volume and rate earned on interest-earning assets and the volume and interest rate paid on interest-bearing liabilities.

Net interest income increased $410,000 to $22.3 million for 2007 compared to $21.9 million for 2006. The increase was primarily due to a $42.7 million increase in average interest earning assets and a 21 basis point increase in the average yield partially offset by a $40.2 million increase in average interest bearing liabilities and a 38 basis point increase in the cost of funds. As a result of these changes, the net interest margin narrowed to 3.11% for the 2007 fiscal year from 3.24% in the 2006 fiscal year.

Net interest income decreased $211,000 to $21.9 million for 2006 compared to $22.1 million for 2005. The decrease was primarily due to increases in average interest bearing liabilities of $34.1 million and a 70 basis point increase in the cost of funds. Partially offsetting the resulting increase in interest expense were a $35.3 million increase in the average interest earning assets and a 40 basis point yield increase. As a result of these changes, the net interest margin narrowed to 3.24% for the 2006 fiscal year from 3.45% in the 2005 fiscal year.

The following table sets forth certain information relating to the Company’s average balance sheet and, reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances.

	Year Ended December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$478,675	$32,776	6.85%	$462,036	$30,616	6.63%	$436,906	$27,273	6.24%
Investment securities (2)	237,233	11,604	4.89%	210,761	9,671	4.59%	200,528	8,437	4.21%
Federal funds sold	1,565	69	4.41%	2,010	106	5.27%	2,029	61	3.01%
Total interest-earning assets	717,473	44,449	6.20%	674,807	40,393	5.99%	639,463	35,771	5.59%

Non-interest earning assets (3)	40,319			40,150			40,138
Total assets	$757,792			$714,957			$679,601

Interest-bearing liabilities:
Money market accounts	$59,295	1,815	3.06%	$52,671	1,338	2.54%	$62,225	1,042	1.67%
Certificates of deposit	311,067	14,560	4.68%	274,047	11,430	4.17%	245,654	8,126	3.31%
Other liabilities (4)	236,350	5,786	2.45%	239,749	5,746	2.40%	224,533	4,514	2.01%
Total interest-bearing liabilities	606,712	22,161	3.65%	566,467	18,514	3.27%	532,412	13,682	2.57%

Non-interest-bearing liabilities (3)	89,264			86,944			86,244
Total liabilities	695,976			653,411			618,656
Stockholders’ Equity (5)	61,816			61,546			60,945
Total liabilities and stockholders’ equity	$757,792			$714,957			$679,601
Net interest income		$22,288			$21,879			$22,089
Interest rate spread (6)			2.55%			2.72%			3.02%
Net interest margin (7)			3.11%			3.24%			3.45%

Ratio of average interest-earning assets to average interest-bearing liabilities			118.26%			119.13%			120.11%

(1)	Average balances include non-accrual loans, and are net of deferred loan fees.
(2)	Includes investment securities, interest-bearing deposits in other financial institutions and FHLB stock.
(3)

Includes net deferred income taxes in excess of deferred tax benefits on AFS securities (SFAS 115), stock options (SFAS 123/148) and deferred fees (SFAS 109). Non-interest bearing liabilities include demand deposit accounts.

(4)	Includes FHLB advances, Federal funds purchased, and repurchase agreements.
(5)	Includes capital stock, surplus and accumulated other comprehensive income.
(6)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable	$1,103	$1,057	$2,160	$1,569	$1,774	$3,343
Investment securities	1,215	719	1,934	431	803	1,234
Other interest-earning assets	(23)	(14)	(38)	(1)	46	45
Total interest-earning assets	2,295	1,762	4,057	1,999	2,623	4,622

Interest expense:
Money market accounts	168	309	477	(160)	456	296
Certificates of deposit	1,544	1,586	3,130	939	2,365	3,304
Other liabilities	(81)	121	40	306	926	1,232
Total interest-bearing liabilities	1,631	2,016	3,647	1,085	3,747	4,832

Net change in net interest income	$664	$(254)	$410	$914	$(1,124)	$(210)

Provision for Loan Losses: The Company recorded a provision for loan losses of $900,000, $1.5 million, and $1.2 million for 2007, 2006, and 2005, respectively. Changes in the provisions reflect the Company’s change in portfolio composition. The table below sets forth information with respect to activity in the Company’s allowance for loan losses for the years indicated:

	At December 31,
	2007	2006	2005
	(Dollars in Thousands)

Total loans outstanding	$482,702	$472,490	$445,789
Average loans outstanding	$478,675	$462,036	$436,906
Allowance balances (at beginning of period)	$4,769	$3,564	$2,594
Provision:	900	1,500	1,200
Charge-Offs:
Mortgage	(113)	—	(64)
Installment	(78)	(63)	(100)
Commercial	(66)	(192)	(19)
Home equity lines of credit	—	—	—
PHEAA	—	—	—
Municipal	—	—	—
Credit cards	—	(2)	—
Other	(95)	(91)	(88)
Total charge-offs	(352)	(348)	(271)
Recoveries:
Mortgage	—	—	7
Installment	8	5	10
Commercial	—	30	13
Home equity lines of credit	—	—	—
PHEAA	—	—	—
Municipal	—	—	—
Credit cards	—	—	—
Other	57	18	11
Total recoveries	65	53	41
Net charge-offs	(287)	(295)	(230)
Allowance balance (at end of period)	$5,382	$4,769	$3,564

Allowance for loan losses as a percent of total loans outstanding	1.11%	1.01%	0.80%

Net loans charged off as a percent of average loans outstanding	0.06%	0.06%	0.05%

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

The allowance is increased by a provision for loan loss which is charged to expense, and reduced by charge-offs, net of recoveries. Beginning in 2007, loans are placed on non-accrual status when they are more than 90 days past due. Previously, such loans would continue accruing if they were adequately collateralized and in the process of collection.

The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Other Income: Total other income decreased $543,000, or 7.4% to $6.8 million for the year ended December 31, 2007 from $7.3 million for the year ended December 31, 2006. Included in this change was a decrease of $818,000 in net investment security gains in fiscal 2007 from fiscal 2006. The net gains reported in 2006 primarily resulted from the sale of adjustable rate preferred stocks, which had been written down to fair market value in 2004 due to an other-than-temporary decline in value. The decline in net security gains offset improvements in income from service fees, debit card fees, and trust fees, and an increase in cash surrender value of life insurance.

Total other income increased $714,000, or 10.8% to $7.3 million for the year ended December 31, 2006 from $6.6 million for the year ended December 31, 2005. Included in this change was an increase of $644,000 in investment security gains in fiscal 2006 over fiscal 2005, primarily resulting from the sale of adjustable rate preferred stocks which had been written down to fair market value in 2004 due to an other-than-temporary decline in value.

Other Expenses: Total other expenses increased $788,000, or 4.6% to $18.0 million for the year ended December 31, 2007 from $17.2 million for the year ended December 31, 2006. This increase was primarily due to an increase in other expenses of $677,000 from merger related costs of approximately $272,000, an increase in advertising expense of $100,000, and increased director’s fees of $91,000 and other increases associated with the normal cost of doing business.

Total other expenses increased $1.0 million, or 6.5% to $17.2 million for the year ended December 31, 2006 from $16.2 million for the year ended December 31, 2005. This increase was primarily due to pension and other employee benefit costs of $628,000 arising from increases in the costs of providing health and retirement benefits. Other expenses increased $208,000 primarily due to consulting fees paid by the Company of $91,000.

Income Taxes: Income tax expense increased $278,000 to $2.3 million for the year ended December 31, 2007 compared to $2.0 million in 2006. Income tax expense in 2006 was reduced primarily due to the sale of preferred stocks which were written down, for financial reporting purposes, in 2004. The realized gain from the sale was not taxable which reduced the Company’s effective tax rate in 2006. The effective tax rate for 2007 reached 22.7% from 19.4% in 2006.

Income tax expense decreased $723,000 to $2.0 million for the year ended December 31, 2006 compared to $2.8 million in 2005. This decrease was primarily due to the sale of preferred stocks which were written down, for financial reporting purposes, in 2004. The realized gain from the sale was not taxable which reduced the Company’s effective tax rate for 2006 to 19.4% from 24.3% in 2005.

Liquidity and Capital Resources

The Company’s primary sources of funds include savings, deposits, repurchase agreements, loan repayments and prepayments, cash from operations and borrowings from the Federal Home Loan Bank. The Company uses its capital resources principally to fund loan originations and purchases, to repay maturing borrowings, to purchase investments, and for short-term liquidity needs. The Company expects to be able to fund or refinance, on a timely basis, its commitments and long-term liabilities. As of December 31, 2007, the Company had commitments to extend credit of $123.0 million.

The Company’s liquid assets consist of cash and cash equivalents, which include short-term investments. The levels of these assets are dependent on the Company’s operating, financing, and investment activities during any given period. At December 31, 2007, cash and cash equivalents totaled $25.2 million.

Net cash from operating activities for 2007 totaled $9.0 million, as compared to net cash from operating activities of $9.9 million for 2006. The decrease in 2007 was primarily the result of a $600,000 decrease in net income, a $818,000 decrease in net investment security gains and a $389,000 decrease in accrued interest and other liabilities offset by a $600,000 decrease in the provision for loan losses and an increase of $474,000 in other assets. Net cash from operating activities for 2006 totaled $9.9 million, as compared to net cash from operating activities of $12.1 million for 2005. The decrease in 2006 was primarily the result of a $124,000 decrease in net income, and a $2.4 million decrease in other assets offset by a $300,000 increase in the provision for loan losses.

Net cash used by investing activities for 2007 totaled $38.3 million, as compared to cash used of $51.0 million for 2006 The decrease of $12.7 million for 2007 is primarily due to a decreases in net loans made to customers of $15.9 million offset by an increase of $6.6 million in available for sale security purchases. Net cash used by investing activities for 2006 totaled $51.0 million, as compared to cash used of $15.5 million for 2005. The increase of $35.5 million for 2006 is primarily due to increases in security purchases and loans made to customers of $13.2 million and $20.0 million, respectively.

Net cash from financing activities for the year ended December 31, 2007 totaled $34.6 million, as compared to net cash from financing activities of $45.6 million for 2006. The change in 2007 was primarily due to a decrease of $13.7 million in cash flows from net deposits. Net cash from financing activities for the year ended December 31, 2006 totaled $45.6 million, as compared to net cash from financing activities of $2.7 million for 2005. The change in 2006 was primarily due to an increase of net deposits of $57.7 million and repurchase agreements of $5.7 million offset by a decrease in federal funds purchased of $12.5 million.

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Company’s commitment to make loans and management’s assessment of the Company’s ability to generate funds. The Company is also subject to federal regulations that impose certain minimum capital requirements.

The table below sets forth certain information regarding the Company’s contractual obligations. See Note 4, Note 7 and Note 10 to the consolidated financial statements

	Payment Due By Period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(In Thousands)
Long-Term Debt Obligations	$57,631	$5,071	$18,000	$19,560	$15,000
Operating Lease Obligations	565,876	150,608	236,465	121,010	57,793
Certificates of Deposit	341,162	304,319	20,083	9,290	7,470

Off-Balance Sheet Arrangements

In the normal course of business, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. At December 31, 2007 and 2006, the Company had commitments to extend credit in the amount of $123.0 million and $85.4 million, respectively. During the year ended December 31, 2007, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its consolidated financial condition, results of operations or cash flows.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this Annual Report have been prepared in accordance with generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the Company’s operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements Not Yet Adopted

In 2007, the FASB issued FASB No. 141, Accounting for Business Combinations – revised 2007, FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and FASB No. 160, Noncontrolling Interests in Consolidated Financial Statements. FASB No. 141 is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Regarding FASB 159; the Bancorp has elected to not apply the fair value option for accounting for financial assets and financial liabilities. However, the Bancorp does account for certain investments in debt and equity securities in accordance with FASB No 115. FASB No. 160 applies to only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company does not have an interest in those types of subsidiaries. Management does not believe that any of these pronouncements will have a material impact on the Company’s operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. To that end, management actively monitors and manages its interest rate risk exposure.

The principal objective of the Company’s interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the appropriate level of risk given the Company’s business strategy, operating environment, capital and liquidity requirements, performance objectives, and manage the risk consistent with the Board of Directors’ approved guidelines. Through such management, the Company seeks to minimize the vulnerability of its operations to changes in interest rates. The Company’s Asset/Liability Committee is comprised of the Company’s senior management under the direction of the Board of Directors, with senior management responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Company’s net interest margin, the market value of the portfolio and the effect that changes in interest rates will have on the Company’s portfolio and the Company’s exposure limits.

The Company utilizes the following strategies to manage interest rate risk:

•	When market conditions permit, to originate and hold in its portfolio adjustable rate loans;
•	Sell fixed rate mortgage loans that conform to Federal National Mortgage Association guidelines when sales can be achieved on terms favorable to the Company;
•	Lengthen the maturities of its liabilities when deemed cost effective through the utilization of Federal Home Loan Bank advances;
•	Purchase mortgage-backed securities for the available for sale securities portfolio with cash flows that can be reinvested in higher earning instruments when interest rates rise; and

•	Generally, maintain securities in the available for sale portfolio that are short term to offset the risk of long term fixed rate mortgage loans in a rising rate environment.

The following table shows the Company’s financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing opportunity, and the instruments’ fair values at December 31, 2007. Market risk sensitive instruments are generally defined as those instruments that can be adversely impacted by changes in market interest rates. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments, but may do so in the future to mitigate interest rate risk. Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, call dates and projected repayments of principal. For interest earning assets, no prepayments are assumed. Interest bearing liabilities, such as negotiable order of withdrawal (“NOW”) accounts, money market accounts, and similar interest bearing demand accounts are subject to immediate withdrawal or repricing and are therefore presented in the earliest period in the table.

Expected Maturity/Principal Repayment at December 31,

						Total	Carrying	Fair
	2008	2009	2010	2011	2012	Thereafter	Value	Value
	(in thousands)
Interest-earning assets
Mortgage loans	$13,907	$15,042	$15,741	$15,406	$17,838	$203,484	$281,418	$286,327
Home equity loans, second mortgage loans, student loans, other loans	17,086	16,201	15,283	14,283	13,257	47,509	123,619	123,505
Commercial loans, municipal loans	11,801	7,221	4,460	3,511	4,230	46,592	77,815	78,604
Investment securities	350	537	2,902	8,920	4,664	234,166	251,539	251,539

Interest-bearing liabilities
NOW and other transaction accounts	$47,279	$—	$—	$—	$—	$—	$47,279	$47,279
Money market and other savings accounts	138,208	—	—	—	—	—	138,208	138,208
Certificates of deposit	304,319	16,104	3,979	2,516	6,774	7,470	341,162	379,184
Federal Home Loan Bank of Pittsburgh advances	5,071	18,000	—	13,000	6,560	15,000	57,631	57,234

Item 8. Financial Statements and Supplementary Data

MANAGEMENT REPORT TO SHAREHOLDERS

The consolidated financial statements presented are the responsibility of management and are prepared in accordance with generally accepted accounting principles (United States). The financial information contained elsewhere in the annual report is consistent with that in the consolidated financial statements. The financial statements necessarily include amounts that are based on management’s best judgments and estimates. In the opinion of management the accounting practices utilized are appropriate in the circumstances and the financial statements fairly reflect the financial position and results of operation of the Company.

IBT Bancorp, Inc. maintains a system of internal controls over financial reporting, which is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (United States). The Company assessed its internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control over financial reporting as described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that assessment, the Company believes that, as of December 31, 2007, its system of internal controls over financial reporting met those criteria.

The Company’s independent auditors, Beard Miller Company LLP have issued an attestation report on management’s assessment of the Company’s internal controls over financial reporting. Their attestation is included elsewhere in this report.

Charles G. Urtin President & Chief Executive Officer	Raymond G. Suchta Chief Financial Officer

Irwin, Pennsylvania

March 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

IBT Bancorp, Inc.

Irwin, Pennsylvania

We have audited IBT Bancorp, Inc. (The Bancorp) and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report to Shareholders. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, IBT Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity, and cash flows of IBT Bancorp, Inc. and subsidiary, and our report dated March 5, 2008 expressed an unqualified opinion.

Pittsburgh, Pennsylvania

March 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

IBT Bancorp, Inc.

Irwin, Pennsylvania

We have audited the accompanying consolidated balance sheets of IBT Bancorp, Inc. (The Bancorp) and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. The Bancorp’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IBT Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, The Bancorp changed its method of accounting for its defined benefit pension plans in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IBT Bancorp, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2008 expressed an unqualified opinion.

Pittsburgh, Pennsylvania

March 5, 2008

CONSOLIDATED BALANCE SHEETS

IBT BANCORP, INC. AND SUBSIDIARY

	December 31,
	2007	2006
ASSETS
Cash and due from banks	$24,853,987	$19,317,614
Interest-bearing deposits in banks	355,991	637,034
Certificate of deposit	100,000	100,000
Securities available for sale	251,538,866	221,249,369
Federal Home Loan Bank stock, at cost	4,422,600	5,196,800
Loans, net of allowance for loan losses of $5,382,402 in 2007 and $4,769,260 in 2006	477,319,342	467,720,508
Premises and equipment, net	5,238,912	5,281,385
Other assets	23,357,716	21,459,045

Total Assets	$787,187,414	$740,961,755

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits
Non-interest bearing	$84,107,536	85,553,753
Interest-bearing	526,649,399	486,918,461

Total deposits	610,756,935	572,472,214

Repurchase agreements	44,944,240	27,416,559
Accrued interest and other liabilities	7,840,434	6,082,279
FHLB advances	57,631,336	72,409,643

Total liabilities	721,172,945	678,380,695

Stockholders' Equity
Capital stock, par value $1.25, 50,000,000 shares authorized, 5,965,119 shares issued, 5,852,924 and 5,882,640 shares outstanding at December 31, 2007 and 2006, respectively	7,456,399	7,456,399
Retained earnings	61,112,554	58,970,791
Accumulated other comprehensive income (loss)	952,896	(904,723)
Less: Treasury stock, at cost (112,195 shares in 2007 and 82,479 in 2006)	(3,507,380)	(2,941,407)
Total stockholders' equity	66,014,469	62,581,060

Total Liabilities and Stockholders' Equity	$787,187,414	$740,961,755

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

IBT BANCORP, INC. AND SUBSIDIARY

	Year Ended December 31,
	2007	2006	2005
Interest Income
Loans, including fees	$32,776,428	$30,615,567	$27,272,969
Securities:
Taxable	8,833,481	7,034,768	6,139,368
Tax-exempt	2,771,061	2,636,493	2,297,788
Federal funds sold	68,695	105,903	61,177

Total interest income	44,449,665	40,392,731	35,771,302

Interest Expense
Deposits	17,110,812	13,520,225	9,996,792
Federal funds purchased	—	239,267	180,901
FHLB advances	3,082,695	3,332,565	2,939,435
Repurchase agreements	1,967,751	1,421,881	564,658

Total interest expense	22,161,258	18,513,938	13,681,786

Net Interest Income	22,288,407	21,878,793	22,089,516

Provision for Loan Losses	900,000	1,500,000	1,200,000

Net interest Income after Provision for Loan Losses	21,388,407	20,378,793	20,889,516

Other
Service fees	3,863,482	3,793,266	3,602,991
Investment security (losses) gains, net	(36,920)	780,621	136,189
Increase in cash surrender value of life insurance	514,906	473,201	456,042
Debit card fees	939,060	836,932	775,715
Trust fees	549,693	465,608	455,051
Other income	975,982	999,734	1,209,163

Total other income	6,806,203	7,349,362	6,635,151

Other Expenses
Salaries	6,383,288	6,438,599	6,332,915
Pension and other employee benefits	2,513,185	2,460,131	1,831,784
Occupancy expense	1,678,525	1,624,313	1,795,473
Data processing expense	993,406	1,113,992	992,005
Advertising expense	531,596	431,995	387,344
Pennsylvania shares tax	635,429	589,064	560,428
Debit card expense	597,136	562,721	479,346
Other expenses	4,692,510	4,016,211	3,807,688

Total other expenses	18,025,075	17,237,026	16,186,983

Income Before Income Taxes	10,169,535	10,491,129	11,337,684
Provision for Income Taxes	2,313,177	2,035,437	2,758,333
Net income	$7,856,358	$8,455,692	$8,579,351

Basic Earnings per Share	$1.34	$1.43	$1.45
Diluted Earnings per Share	$1.33	$1.42	$1.44

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS EQUITY

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at
December 31, 2004	$3,779,749	$1,417,755	$55,789,915	$1,204,744	$(2,349,401)	$59,842,762

Comprehensive Income:
Net income			8,579,351			8,579,351
Other comprehensive loss, net of tax:
Change in net unrealized holding gains on securities available for sale, net of deferred income tax benefit of ($838,094)				(1,626,888)		(1,626,888)
Reclassification adjustment, net of deferred income tax benefit of ($46,304)				(89,885)		(89,885)
						(1,716,773)
Total Comprehensive Income						6,862,578

Cash dividends declared ($.92 per share)			(5,438,036)			(5,438,036)
Stock based compensation		59,141				59,141
Exercise of stock options		(245,452				(245,452)
Balance at
December 31, 2005	$3,779,749	$1,231,444	$58,931,230	$(512,029)	$(2,349,401)	$61,080,993

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS EQUITY

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at
December 31, 2005	$3,779,749	$1,231,444	$58,931,230	$(512,029)	$(2,349,401)	$61,080,993

Comprehensive Income:
Net income			8,455,692			8,455,692
Other comprehensive loss, net of tax:
Change in net unrealized holding gains on securities available for sale, net of deferred income tax benefit of $633,818				1,230,353		1,230,353
Reclassification adjustment, net of deferred income tax benefit of $20,518				39,828		39,828
Reclassification adjustment, gain on sale of preferred stock, no deferred income tax effect				(840,967)		(840,967)
						429,214
Total Comprehensive Income						8,884,906

Cash dividends declared ($1.00 per share)			(5,896,738)			(5,896,738)
Stock based compensation		39,808				39,808
Exercise of stock options		(134,525)				(134,525)
Purchase of Treasury Stock					(667,100)	(667,100)
Two-for-one stock split effected in the form of a 100% stock dividend	3,676,650	(1,157,257)	(2,519,393)			-
Adjustment to initially apply FASB No. 158, net of deferred income tax benefit of ($423,407)		(245,452)		(821,908)		(821,908)
Balance at
December 31, 2006	$7,456,399	$-	$58,970,791	$(904,723)	$(2,941,407)	$62,581,060

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS EQUITY

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at
December 31, 2006	$7,456,399	$58,970,791	$(904,733)	$(2,941,407)	$62,581,060

Comprehensive Income:
Net income		7,856,358			7,856,358
Other comprehensive loss, net of tax:
Change in net unrealized holding gains on securities available for sale, net of deferred income tax benefit of $923,375			1,792,434		1,792,434
Reclassification adjustment, net of deferred income tax benefit of $12,553			24,367		24,367
Pension liability adjustment net of deferred income tax of $21,028			40,818		40,818
					1,857,619
Total Comprehensive Income					9,713,977

Cash dividends declared ($1.00 per share)		(5,867,857)			(5,867,857)
Stock based compensation		181,397			181,397
Exercise of stock options		(28,135)			(28,135)
Purchase of Treasury Stock				(565,973)	(565,973)
Balance at
December 31, 2007	$7,456,399	$61,112,554	$952,896	$(3,507,380	$66,014,469

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

IBT BANCORP, INC. AND SUBSIDIARY

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,856,358	$8,455,692	$8,579,351
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	677,933	768,651	994,839
Increase in cash surrender value of life insurance	(514,906)	(473,201)	(456,042)
Net amortization/accretion of premiums and discounts	(220,807)	390,380	810,975
Net investment security losses (gains)	36,920	(780,621)	(136,189)
Loss on disposal of equipment	26,506	—	—
Provision for loan losses	900,000	1,500,000	1,200,000
Stock based compensation	181,397	39,808	59,141
(Increase) decrease in other assets	(1,108,573)	(1,582,595)	775,593
Increase in accrued interest and other liabilities	1,148,216	1,536,916	267,918
Net Cash From Operating Activities	8,983,044	9,855,030	12,095,586

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificate of deposit	(100,000)	(100,000)	(100,000)
Proceeds from maturity of certificate of deposit	100,000	100,000	100,000
Proceeds from sales of securities available for sale	5,636,036	24,614,156	9,728,425
Proceeds from maturities of securities available for sale	39,991,160	17,820,881	35,093,279
Purchase of securities available for sale	(72,954,486)	(66,359,153)	(53,165,621)
Net loans made to customers	(11,084,788)	(26,971,633)	(6,989,448)
Purchases of premises and equipment	(661,966)	(425,464)	(387,131)
Proceeds from the sale Federal Home Loan Bank stock	4,812,700	5,283,500	6,183,500
Purchase of Federal Home Loan Bank stock	(4,038,500)	(5,010,700)	(5,970,400)
Net Cash Used By Investing Activities	(38,299,844)	(51,048,413)	(15,507,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	38,284,721	51,986,456	(5,731,190)
Net increase in securities sold under agreements to repurchase	17,527,681	8,973,856	3,285,446
Net (decrease) increase in federal funds purchased	—	(12,468,000)	12,468,000
Dividends paid	(5,867,857)	(5,896,738)	(5,438,036)
Proceeds from FHLB advances	377,868,200	80,039,000	—
Repayment of FHLB advances	(392,646,507)	(76,280,482)	(1,614,189)
Exercise of stock options	(28,135)	(134,525)	(245,452)
Purchase of treasury stock	(565,973)	(667,100)	—
Sale of treasury stock	—	95,624	—
Net Cash From Financing Activities	34,572,130	45,648,091	2,724,579

Net Change in Cash and Cash Equivalents	5,255,330	4,454,708	(687,231)

Cash and Cash Equivalents at Beginning of Year	19,954,648	15,499,940	16,187,171

Cash and Cash Equivalents at End of Year	$25,209,978	$19,954,648	$15,499,940

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

	Years Ended December 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURES

Cash payments for:
Interest	$21,430,746	$17,236,256	$13,625,849
Income taxes	$2,524,500	$2,466,000	$3,182,617

NON CASH TRANSACTIONS

Loans transferred to foreclosed real estate during the year	$674,803	$88,849	$112,380

Recorded nonmonetary gain on securities available for sale	$—	$—	$81,111

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: IBT Bancorp, Inc. (the Bancorp), is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Irwin Bank (the Bank). The Bank is a full service state chartered commercial banking institution and provides a variety of financial services to individuals and corporate customers through its six branch offices, a loan center, a trust division, three supermarket branches and main office located in Southwestern Pennsylvania. The Bank’s primary deposit products are non-interest and interest-bearing checking accounts, savings accounts and certificates of deposit. Its primary lending products are single-family and multi-family residential loans, installment loans and commercial loans.

Principles of Consolidation: The consolidated financial statements include the accounts of the Bancorp and the Bank. All significant intercompany accounts have been eliminated in the consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

Investment Securities: All investments in debt and equity securities are to be classified into one of three categories. Securities which management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discount computed on a level yield basis. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. All other securities are classified as available for sale securities. Unrealized holding gains and losses for trading securities are included in earnings. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported net of income taxes as a separate component of stockholders’ equity until realized. At this time, management has no intention of establishing a trading securities classification.

Interest and dividends on securities are reported as interest income. Gains and losses realized on sales of securities represent the differences between net proceeds and carrying values determined by the specific identification method.

Investments are reviewed for declines in fair value on a quarterly basis. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bancorp to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Advertising Costs: Advertising costs are expensed as incurred. Advertising expense totaled $531,596 for 2007, $431,995 for 2006 and $387,344 for 2005.

Loans and Allowance for Loan Losses: Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb potential losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Large groups of smaller balance homogeneous loans are valued collectively for impairment. The amount of loss reserve is calculated using historical loss rates, net of recoveries, adjusted for environmental, and other qualitative factors such as industry, geographic, economic and political factors that can affect loss rates or loss measurements.

Allowances for losses on specifically identified loans that are determined to be impaired are calculated based upon collateral value, market value, if determinable, or the present value of the estimated future cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Loans are placed on nonaccrual status when they are more than 90 days past due.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation computed on both the straight-line and accelerated methods over the estimated useful lives of the assets. Costs for maintenance and repairs are expensed currently. Costs of major additions or improvements are capitalized.

Foreclosed Real Estate: Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Income Taxes: The Bancorp uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Bancorp files consolidated Federal income tax returns with its subsidiary.

Earnings per Share: Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 5,868,669, 5,895,919 and 5,910,910 for the years ended December 31, 2007, 2006 and 2005, respectively.

Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding, given retroactive effect of the stock dividend described in Note 21. Weighted-average number of shares outstanding assuming dilution of exercisable stock options using the treasury stock method was 5,909,083, 5,937,894, and 5,964,900 for the years ended December 31, 2007, 2006, and 2005, respectively.

Off-Balance Sheet Related Financial Instruments: In the ordinary course of business, the Bancorp has entered into commitments to extend credit, including commitments under commercial lines of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bank-Owned Life Insurance: The Bancorp’s banking subsidiary maintains life insurance policies for selected senior officers. The Bank is the owner of single premium life insurance policies on participants in the nonqualified retirement plans. Investment in bank-owned life insurance policies provides tax-exempt return to the Bank.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be transferred when (1) the assets have been isolated from the Bancorp, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bancorp does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Changes in certain assets and liabilities, such as unrealized gains (losses) on securities available for sale and the minimum pension liability, are reported as a separate component of the stockholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Segment Reporting: The Bank acts as an independent community financial services provider, which offers traditional banking and related financial services to individual, business, and governmental customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings, and demand deposits; the making of commercial, consumer, and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful.

Cash Equivalents: For purposes of the Statements of Cash Flows, the Bancorp considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Bancorp considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, except certificates of deposit with maturities of more than three months, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Reclassification of Prior Year’s Statements: Certain previously reported items have been reclassified to conform to the current year’s classifications. The reclassifications have no effect on total assets, total liabilities and stockholders’ equity, or net income.

NOTE 2 -- INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value
Obligations of
U.S. Government Agencies	$102,306,133	$1,868,929	$(40,177)	$104,134,885
Obligations of State and political sub-divisions	65,998,208	1,169,441	(182,817)	66,984,832
Mortgage-backed securities	80,275,722	462,689	(550,505)	80,187,906
Other securities	47,228	—	(2)	47,226
Equity securities	250,220	175	(66,378)	184,017
	$248,877,511	$3,501,234	$(839,879)	$251,538,866

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 2 -- INVESTMENT SECURITIES (CONTINUED)

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value
Obligations of
U.S. Government Agencies	$95,578,239	$426,951	$(680,000)	$95,325,190
Obligations of State and political sub-divisions	63,316,546	1,348,184	(67,095)	64,597,635
Mortgage-backed securities	62,174,784	70,967	(1,199,447)	61,046,304
Other securities	46,545	--	(3)	46,542
Equity securities	250,220	1,167	(17,689)	233,698
	$221,366,334	$1,847,269	$(1,964,234)	$221,249,369

The Bancorp realized gross gains of $5,132 during 2007, $900,922 during 2006, and $274,267 during 2005 and gross losses of $42,052 during 2007, $120,301 during 2006 and $138,078 during 2005 on calls and sales of securities available for sale.

The amortized cost and estimated fair value of the investment securities available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$350,000	$350,358
Due after one year through five years	16,994,386	17,023,043
Due after five years through ten years	98,596,103	100,716,219
Due after ten years, included equity securities	132,937,022	133,449,246
	$248,877,511	$251,538,866

As a member of the Federal Home Loan Bank of Pittsburgh (FHLB), the Bank is required to maintain a minimum amount of FHLB stock. The minimum amount is calculated based on level of assets, residential real estate loans, and outstanding FHLB advances. The Bank held $4,422,600 and $5,196,800 of FHLB stock at December 31, 2007 and 2006, respectively, which is carried at cost.

At December 31, 2007, 2 U.S. Government Agency securities have unrealized losses and 1 of the securities has been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceed 1% of amortized cost.

At December 31, 2007, 42 state and political sub-division securities and 1 other security have unrealized losses and 14 of the securities have been in a continuous loss position for 12 months or more. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. None of the securities in this category had an unrealized loss that exceeds 4% of amortized cost and a majority had unrealized losses totaling less than 2% of amortized cost.

At December 31, 2007, 5 equity securities have unrealized losses and 1 of the securities has been in a continuous loss position for 12 months or more. None of the securities in this category had an unrealized loss that are individually considered material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 2 -- INVESTMENT SECURITIES (CONTINUED)

Temporarily impaired investments consist of the following:

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government Agencies	$10,455,725	$(36,427)	$2,996,250	$(3,750)	$13,451,975	$(40,177)
Mortgage-backed securities	—	—	36,160,404	(550,505)	36,160,404	(550,505)
Obligations of state and) political sub-divisions	12,320,200	(134,693)	6,369,718	(48,124)	18,689,918	(182,817)
Other investments	49,990	(6,499)	93,176	(59,881)	143,166	(66,380)
Total temporarily impaired securities	$22,825,915	$(177,619)	$45,619,548	$(662,260)	$68,445,463	$(839,879)

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government Agencies	$10,578,040	$(23,375)	$60,393,240	$(656,625)	$70,971,280	$(680,000)
Mortgage-backed securities	11,864,259	(63,493)	40,001,238	(1,135,954)	51,865,497	(1,199,447)
Obligations of state and political sub-divisions	3,568,589	(35,791)	4,253,633	(31,304)	7,822,222	(67,095)
Other investments	41,130	(676)	136,040	(17,016)	177,170	(17,692)
Total temporarily impaired securities	$26,052,018	$(123,335)	$104,784,151	$(1,840,899)	$130,836,169	$(1,964,234)

Investments are reviewed for declines in value on a quarterly basis. At December 31, 2007 and 2006, no investments were recognized as having an other-than-temporary impairment. The unrealized loss on debt securities is attributable to changes in interest rates. The unrealized loss on the equity securities are attributed to temporary declines in fair value.

NOTE 3 -- LOANS

Major classifications of loans are as follows:

	December 31,
	2007	2006
Mortgage:
Residential	$75,015,714	$70,097,665
Commercial	186,502,379	184,739,864
Construction	19,900,125	12,742,284
Home Equity	15,280,817	16,597,644
Installment	100,683,904	99,044,497
Commercial	72,443,821	74,167,612
Student	7,235,754	6,471,077
Municipal	5,371,024	8,374,801
Credit cards	104,023	99,789
Other	314,136	406,672
	482,851,697	472,741,905
Less:
Allowance for loan losses	5,382,402	4,769,260
Deferred loan fees	149,953	252,137
	$477,319,342	$467,720,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 3 -- LOANS (CONTINUED)

The aggregate amount of demand deposit accounts with overdrawn balances that were reclassified as loan balances at December 31, 2007 and 2006 amounted to $314,136 and $406,672, respectively and are included in other loans.

The total recorded investment in impaired loans amounted to $3,734,836 at December 31, 2007 and $1,058,657 at December 31, 2006. Impaired loans had an average balance of $2,396,747 in 2007 and $1,271,337 in 2006. The allowance for loan losses related to impaired loans amounted to $1,165,380 and $367,294 at December 31, 2007 and 2006, respectively. The Bank had no loans greater than 90 days delinquent but still accruing interest at December 31, 2007 and $2,767,000 at December 31, 2006.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2007	2006	2005

Balance, beginning of year	$4,769,260	$3,563,501	$2,593,642
Provision charged to operations	900,000	1,500,000	1,200,000
Loans charged off	(352,050)	(347,467)	(271,238)
Recoveries	65,192	53,226	41,097

Balance, end of year	$5,382,402	$4,769,260	$3,563,501

NOTE 4 -- PREMISES AND EQUIPMENT

Premises and equipment which are stated at cost are as follows:

	December 31,
	2007	2006

Land	$921,559	$921,559
Buildings and improvements	5,987,385	5,992,449
Furniture and equipment	8,725,459	8,088,429
	15,634,403	15,002,437
Less: Accumulated depreciation	10,395,491	9,721,052

	$5,238,912	$5,281,385

Depreciation expense was $677,933 in 2007 $768,651 in 2006 and $994,839 in 2005.

Eight of the Bank’s commercial branch office buildings and/or land, the Bank’s trust division office and an operations facility are leased by the Bank. These leases have initial terms of 1 to 20 years, and all contain renewal options for additional years.

In 2007, fully depreciated assets and the remaining depreciation on assets no longer in use, as a result of the closure of a loan center, were written off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 4 -- PREMISES AND EQUIPMENT (CONTINUED)

The following is a summary of the future minimum lease payments under these operating leases:

For the years ended December 31,

2008	$150,608
2009	143,925
2010	92,540
2011	62,687
2012	58,323
2013 and thereafter	57,793
$565,876

Rental expense under these operating leases was $230,166, $238,915 and $247,327 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 5 -- JOINT VENTURE

The Bancorp has an 85% limited partnership interest in T.A. of Irwin, L.P. This partnership provides title insurance to the general public. The Bancorp uses the equity method to account for its investment in the partnership. As of December 31, 2007 and 2006, the investment in the partnership is reflected in the other assets section of the balance sheet at $29,280 and $26,713, respectively.

NOTE 6 -- BANK OWNED LIFE INSURANCE

In 2001, the Bank purchased single premium life insurance policies on officers of the Bank at a cost of $10,000,000. At December 31, 2007 and 2006, the cash surrender value of these policies was $12,867,199 and $12,381,754, respectively, and is included in the other assets section of the balance sheet. The increase in cash surrender value of these policies is recorded as other income.

NOTE 7 -- DEPOSITS

Time deposits maturing in years ending December 31, as of December 31, 2007 are summarized as follows:

2008	$304,318,981
2009	16,103,550
2010	3,979,358
2011	2,516,352
2012	6,773,872
2013 and thereafter	7,469,524
$341,161,637

The Bank held related party deposits of approximately $3,281,000 and $3,817,000 at December 31, 2007 and 2006, respectively.

The Bank held time deposits of $100,000 or more of $100,318,582 and $93,876,778 at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 8 -- REPURCHASE AGREEMENTS

The Bank offers its corporate customers an investment product fashioned in the form of a repurchase agreement. Under the terms of the agreement, deposits in designated demand accounts of the customer are put into an investment vehicle which is used daily to purchase an interest in designated U.S. Government or Agencies’ securities owned by the Bank. The Bank in turn agrees to repurchase these investments on a daily basis and pay the customer the daily interest earned on them. The amount of repurchase agreements was $44,944,240 and $27,416,559 at December 31, 2007 and 2006, respectively.

NOTE 9 -- PLEDGED ASSETS

At December 31, 2007 and 2006, U.S. Government Agency obligations and obligations of state and political sub-divisions carried at approximately $49,282,000 and $62,695,000 respectively, were pledged to qualify for fiduciary powers, to secure public monies and for other purposes required or permitted by law. At December 31, 2007 and 2006, the carrying amount of securities pledged to secure repurchase agreements was approximately $63,313,000 and $52,920,000 respectively.

NOTE 10 -- FHLB ADVANCES

At December 31, 2007 and 2006, the Bank had the following advances from the Federal Home Loan Bank (FHLB).

2007	2006	Interest Rate	Maturity Date

$—	$ 2,000,000	5.20% Fixed	March 7, 2007
—	2,000,000	5.20% Fixed	June 7, 2007
—	4,920,000	5.43% Variable LOC	July 27, 2007
—	575,070	2.99% Amortizing—Fixed	August 20, 2007
—	2,000,000	3.67% Fixed	September 5, 2007
—	4,000,000	5.215% Fixed	September 7, 2007
71,336	914,573	2.79% Amortizing—Fixed	January 28, 2008
5,000,000	5,000,000	5.63% Fixed to Float	July 21, 2008
8,000,000	8,000,000	3.48% Fixed w/Strike Rate	January 20, 2009
10,000,000	10,000,000	4.06% Fixed w/Strike Rate	July 22, 2009
4,000,000	4,000,000	5.18% Fixed w/Strike Rate	February 23, 2011
4,000,000	4,000,000	4.98% Fixed to Float	March 23, 2011
5,000,000	5,000,000	4.947% Fixed w/Strike Rate	August 29, 2011
5,000,000	5,000,000	4.6% Fixed w/Strike Rate	January 30, 2012
1,560,000	—	4.32% Variable LOC	July 27, 2012
5,000,000	5,000,000	3.51% Fixed w/Strike Rate	January 28, 2013
5,000,000	5,000,000	3.47% Fixed w/Strike Rate	March 18, 2013
5,000,000	5,000,000	4.05% Fixed to Float	August 20, 2014

$57,631,336	$72,409,643

Interest only is payable until maturity on all FHLB advances except for the FHLB advance with a maturity date of January 28, 2008, which requires monthly payments of interest and principal. Collateral for all advances includes all qualifying mortgages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 10 -- FHLB ADVANCES (CONTINUED)

A summary of the FHLB maturities at December 31, 2007 is as follows:

2008	$5,071,336
2009	18,000,000
2010	-
2011	13,000,000
2012	6,500,000
2013 and thereafter	15,000,000

$57,631,336

The Bank has a line of credit with the FHLB in the amount of $30,000,000. The interest rate is variable and was 4.32% at December 31, 2007. The line of credit has an expiration date of July 27, 2012. The outstanding balance on the line of credit as of December 31, 2007 is $1,560,000 and is included in FHLB advances on the consolidated balance sheet.

The Bank had maximum borrowing capacity with FHLB, including the line of credit, of approximately $327,431,000 and $313,018,000 at December 31, 2007 and 2006, respectively.

NOTE 11 -- INCOME TAXES

The provision for income taxes consists of:

	Years Ended December 31,
	2007	2006	2005

Currently payable	$2,550,018	$2,397,251	$3,086,159
Deferred benefit	(236,841)	(361,814)	(327,826)
Total	$2,313,177	$2,035,437	$2,758,333

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before income taxes is as follows:

	Years Ended December 31,
	% of Pretax Income
	2007	2006	2005

Provision at statutory rate	34.0%	34.0%	34.0%
Tax-exempt interest income	(9.5)	(8.9)	(7.7)
Earnings on investment in life insurance	(1.6)	(1.4)	(1.3)
Other	(0.2)	(4.3)	(0.7)

Effective tax rate	22.7%	19.4%	24.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 11 -- INCOME TAXES (CONTINUED)

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Provision for loan losses	$1,830,017	$—	$1,621,548	$—
Depreciation	—	121,806	—	124,000
Pension expense	—	402,388	—	374,624
Other	455,194	61,359	371,405	61,359
Available for sale securities	—	927,370	34,151	—
Unfunded pension cost	402,379	—	423,407	—
	$2,687,590	$1,512,923	$2,450,511	$559,983

The Company has no unrecognized tax benefits included in these financial statements. All tax positions have been taken in previously filed tax returns or will be taken in returns yet to be filed. Differences in amounts reported in these financial statements and amounts taken in tax returns are primarily temporary differences common to the operation of commercial banks. Differences regarding tax and book depreciation, losses on loans and pension costs are detailed in this footnote. The Company has determined that the tax positions taken are more likely than not to be sustained upon examination. No provision has been taken in the financial statements for interest and penalties related to unrecognized tax benefits. Tax years which remain open for examination are 2006, 2005, and 2004.

NOTE 12 -- SHAREHOLDER RIGHTS PLAN

On November 18, 2003, the Board of Directors of the Bancorp adopted a Shareholder Rights Plan. The Board declared a dividend distribution of one Right for each outstanding share of common stock to stockholders of record at the close of business on December 1, 2003. Each Right initially entitled the registered holder to purchase from the Bancorp common stock worth $410 on the date of exercise, for a purchase price of $205, subject to adjustment.

Initially, the Rights will be attached to all common stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the common stock and a distribution date will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”), has acquired, or obtained the Right to acquire, beneficial ownership of 10% or more of the outstanding shares of common stock (“stock acquisition date”) or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 10% or more of such outstanding shares of common stock.

The Rights are not exercisable until the distribution date and will expire at the close of business on December 1, 2013, unless earlier redeemed or exchanged by the Bancorp.

In the event that at any time following the Rights dividend declaration date, a person becomes the beneficial owner of 10% or more of the then-outstanding shares of common stock, each holder of a Right (other than Rights held by the party triggering the Rights and certain transferees which are voided) will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property, or other securities of the Bancorp subject to certain limitations) having a value equal to two times the exercise price of the Right. However, Rights are not exercisable following the occurrence of the event set forth above until such time as the Rights are no longer redeemable by the Bancorp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 12 -- SHAREHOLDER RIGHTS PLAN (CONTINUED)

On December 16, 2007, the Bancorp amended its Shareholder Rights Plan to provide that neither S&T Bancorp, Inc. (“S&T”) nor any of its Subsidiaries, Affiliates or Associates, shall be or become an Acquiring Person as a result of the approval, execution, delivery or performance, or public announcement thereof, of the Agreement and Plan of Merger between S&T and the Company, dated as of December 16, 2007 (the “Merger Agreement”), any or all of the Voting Agreements (as defined in the Merger Agreement), or the consummation of any of the transactions contemplated thereby.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments and certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments and contingent liabilities represent financial instruments with off-balance-sheet risk. The contract or notional amounts of those instruments were comprised of commitments to extend credit approximating $122,976,000 and $85,356,000 as of December 31, 2007 and 2006, respectively, and approximate fair value.

The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The same credit policies are used in making commitments and conditional obligations as for on-balance-sheet instruments. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. The terms are typically for a one year period, with an annual renewal option subject to prior approval by management.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of available commercial and personal lines of credit.

Commitments to extend credit, including commitments to grant loans and unfunded commitments under lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bancorp upon extensions of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing commercial properties. On loans secures by real estate, the Bancorp generally requires loan to value ratios of no greater than 80%.

Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions. The terms of the letters of credit vary and may have renewal features. The credit risk involved in using letters of credit is essentially the same as that involved in extending loans to customers. The Bancorp holds collateral supporting those commitments for which collateral is deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2007 and 2006, for guarantees under standby letters of credit issued is not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 13 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

The exposure to loss under these commitments is limited by subjecting them to credit approval and monitoring procedures. Substantially all of the commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of the loan funding. Since many of the commitments are expected to expire without being drawn upon, the total contractual amounts do not necessarily represent future funding requirements.

The Bancorp and Bank are involved in various legal actions from normal business activities. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the financial position of the Bancorp and Bank.

NOTE 14 -- CONCENTRATION OF CREDIT

The Bank primarily grants loans to customers in Western Pennsylvania, and maintains a diversified loan portfolio and the ability of its debtors to honor their contracts is not substantially dependent on any particular economic business sector. A substantial portion of the Bank’s investments in municipal securities are obligations of state or political subdivisions located within Pennsylvania. As a whole, the Bank’s loan and investment portfolios could be affected by the general economic conditions of Pennsylvania. In addition, at December 31, 2007 and 2006, a significant portion of the Bank’s “due from banks” and “federal funds sold” is maintained with two large financial institutions located in Southwestern Pennsylvania. The Bank maintains a cash balance and federal funds sold at financial institutions that exceed the $100,000 amount that is insured by the FDIC. Amounts in excess of insured limits, per the institutions’ records, were approximately $4,832,000 and $4,680,000 at December 31, 2007 and 2006, respectively.

NOTE 15 -- EMPLOYEE BENEFIT PLANS

The Bank maintained one non-contributory defined benefit pension plan for its employees prior to 1995 (Plan #1). In 1995, various plan assumptions were changed which resulted in a reduction in benefits for older and long-standing employees. To compensate for this, a supplemental non-qualified plan was installed for those employees so affected (Plan #2). The Bank’s funding policy is to contribute annually, an amount not to exceed that which can be deducted for federal income tax purposes for Plan #1. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets for the plans are primarily invested in U.S. Government obligations, corporate obligations, equity securities, and mutual funds whose valuations are subject to fluctuations of the securities’ market.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). The Bank adopted SFAS 158 prospectively on December 31, 2006. SFAS 158 requires that we recognize all obligations related to defined benefit pensions. This statement requires that the Bank quantify the plans’ funding status as an asset or a liability on our consolidated balance sheets.

SFAS 158 requires that the Bank measure the plans’ assets and obligations that determine its funded status as of the end of the fiscal year. The Bank is also required to recognize as a component of other comprehensive income (OCI) the changes in funded status that occurred during the year that are not recognized as part of net periodic benefit cost as explained in SFAS No. 87, “Employers’ Accounting for Pensions.”

Based on the funded status of its defined benefit pension plans as of December 31, 2007, the Bank reported an increase to our OCI of $40,818, a decrease of $317,430 to accrued pension obligations, and a decrease of $21,028 to the deferred tax asset account.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 15 -- EMPLOYEE BENEFIT PLANS (CONTINUED)

Defined Benefit Plans (continued)

The actuarial measurement period of October 15, through October 14, was used to determine the components of the net periodic pension cost and the financial disclosures for both plans. The actuarial measurement date of October 15 was used in determining the plans’ liabilities and asset information. The following is a combined summary of the plans’ components as of December 31, 2007, 2006 and 2005, even though the information has been compiled on the basis of the actuarial measurement period.

Change in Projected Benefit Obligation:

	2007	2006
Benefit obligation at beginning of year	$4,768,711	$4,455,987
Service cost	356,489	356,068
Interest cost	285,737	266,965
Benefits paid	(754,589)	(123,622)
Other – net	120,726	(186,687)

Benefit obligation at end of year	$4,777,074	$4,768,711

Change in Fair Value of Plan Assets:

	2007	2006
Plan assets at estimated
fair value at beginning of year	$4,245,466	$3,348,241
Actual return on plan assets, net of expenses	467,678	342,549
Benefits paid	(754,589)	(123,622)
Employer contributions	612,704	678,298

Fair value of plan assets at end of year	$4,571,259	$4,245,466

Funded status at end of year	$(205,815)	$(523,245)
Unrecognized net loss from actuarial experience	1,304,324	1,388,289
Unrecognized prior service cost	(110,652)	(128,914)
Unrecognized transition asset	(10,203)	(14,060)

Prepaid pension cost	$977,654	$722,070

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2007	2006
Prepaid benefit cost	$327,707	$485,057
Accrued benefit liability	(202,815)	(523,245)
Accumulated OCI, net of taxes	(781,090)	(821,908)

	$(656,198)	$(860,096)

In the months of December 2007, 2006 and 2005, the Bank contributed $413,947, $612,708 and $678,298 respectively, to the plans subsequent to the actuarial measurement dates of October 15, 2007, 2006 and 2005. Because these employer contributions were paid after the actuarial measurement period ended, the Bank’s prepaid pension cost at December 31, 2007, 2006 and 2005 was $327,707, $485,057 and $1,043,094, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 15 -- EMPLOYEE BENEFIT PLANS (CONTINUED)

Defined Benefit Plans (continued)

Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2007	2006
Transition asset	$(10,203)	$(14,060)
Prior service cost	(110,652)	(128,914)
Net loss	1,304,324	1,388,289
	$1,183,469	$1,245,315

The pension liability adjustment to Accumulated Other Comprehensive Income (Loss) is a result of an increase, net of deferred income tax, in the transition asset and prior service cost of $2,546, $12,053, respectively, off-set by a decrease in net loss, net of deferred benefit, of $55,417.

The accumulated benefit obligation totaled $3,525,101 and $3,622,820 at December 31, 2007 and 2006, respectively.

Net periodic pension cost included the following components:

	Years Ended December 31,
	2007	2006	2005
Service cost	$356,489	$356,068	$289,282
Interest cost	285,737	266,965	227,751
Expected return on plan assets	(313,604)	(270,003)	(219,638)
Amortization of prior service cost	(18,262)	(18,262)	(18,262)
Amortization of transition asset	(3,857)	(3,857)	(3,857)
Recognized net actuarial loss	50,617	75,335	57,296
Net periodic pension cost	$357,120	$406,246	$332,572

The following is a summary of the estimated portion of the net periodic pension cost included in accumulated other comprehensive income that is expected to be recognized during the year ended December 31, 2008:

Amortization of prior service cost	$(18,262)
Amortization of transition asset	(3,857)
Recognized net actuarial loss	52,628
Net periodic pension cost to be recognized	$30,509

Weighted-average assumptions used to determine both the benefit obligations and net periodic pension costs were as follows:

	Years Ended December 31,
	2007	2006	2005
Plan #1
Discount rate	6.00%	6.00%	6.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.50%-5.50%	3.50%-5.50%	3.50%-5.50%
Plan #2
Discount rate	7.00%	7.00%	7.00%
Expected long-term return on plan assets	5.00%	6.00%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 15 -- EMPLOYEE BENEFIT PLANS (CONTINUED)

Defined Benefit Plans (continued)

The interest rate assumption utilized for the plan valuation methods is 7%. The interest rate assumption is reasonable considering historical rates of return and the asset allocation mix of the plans.

Pension plan weighted-average asset allocations by investment category are as follows:

	December 31,
	2007	2006

Cash and cash equivalents	12%	16%
Stocks	13%	15%
Bonds	7%	5%
Mutual funds	39%	33%
Government securities	29%	31%
	100%	100%

The Bank’s pension plan funds are managed and held in trust by the Bank’s Trust Division. The investment objective and strategy for investing plan assets calls for a “Moderate Growth Income Objective”. This objective provides for a preservation of the principal’s purchasing power and moderate growth and income. The range of equity exposure is from 40 to 80 percent and fixed income maturities to 30 years. The investment policies of the plan trustees prohibit the use of derivatives. In addition, the plan assets are diversified appropriately across different business sections for individual securities and the plan trustees have further diversified plan assets by maintaining an investment in mutual funds.

Other Employee Benefit Plans

The Bank also maintains non-qualified deferred compensation plans for certain directors, which are generally funded by life insurance. Prior to 2002, premiums on those policies were paid for by the Bank. In 2002, the Bank elected to pay those premiums with dividends accruing on the insurance policies. The present value of these benefits to be paid under the programs is being accrued over the estimated remaining service period of the participants. The liability for these future obligations was $633,276 and $616,930 at December 31, 2007 and 2006, respectively.

In addition, the Bank maintains a qualified 401(k) - deferred compensation plan for eligible employees. The plan is designed to provide a predetermined matching contribution by the Bank based on compensation deferrals by participants in the plan. The Bank contributions, including administrative fees, for 2007, 2006 and 2005 amounted to $86,846, $88,196 and $80,561, respectively.

NOTE 16 -- RELATED-PARTY TRANSACTIONS

At December 31, 2007 and 2006, certain officers and directors of the Bancorp and the Bank, and companies in which they have beneficial ownership, were indebted to the Bank in the aggregate amount of approximately $13,870,000 and $9,063,000, respectively. During 2007, new loans to such related parties were approximately $8,518,000 and repayments approximated $3,711,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 17 -- DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents: The carrying amount is a reasonable estimate of fair value.

Certificates of deposit: The carrying amounts of these short term investments approximate their fair value.

Investment securities: The fair value of securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Federal Home Loan Bank stock: The carrying value of the FHLB stock is a reasonable estimate of fair value due to restrictions on the securities.

Loans receivable: For certain homogeneous categories of loans, fair value is estimated using the quoted market prices for securities backed by similar loans adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities.

Accrued interest receivable: The carrying amount is a reasonable estimate of fair value.

Deposit liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Short-term borrowings: The carrying amounts of borrowings under repurchase agreements are short-term borrowings and approximate their fair values.

FHLB advances: The fair value of FHLB advances was determined using a discounted cash flow analysis based on current FHLB advance rates for advances with similar maturities.

Off-balance sheet financial instruments: Off-balance sheet financial instruments of The Bancorp consist of letters of credit, loan commitments and unfunded lines of credit. Fair value is estimated using fees currently charged for similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standings. Any fees charged are immaterial.

The estimated fair value of the Bancorp’s financial instruments as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$25,209,978	$25,209,978	$19,954,648	$19,954,648
Certificate of deposit	$100,000	$100,000	$100,000	$100,000
Investment securities	$251,538,866	$251,538,866	$221,249,369	$221,249,369
Federal Home Loan Bank stock	$4,422,600	$4,422,600	$5,196,800	$5,196,800
Loans receivable	$477,319,342	$482,903,705	$467,720,508	$471,887,819
Accrued interest receivable	$4,691,875	$4,691,875	$4,472,894	$4,472,894

Financial liabilities:
Deposits	$610,756,935	$610,794,957	$572,472,214	$581,250,829
Short—term borrowings	$44,944,240	$44,944,240	$27,416,559	$27,416,559
FHLB advances	$57,631,336	$57,233,719	$72,409,643	$74,028,364
Accrued interest payable	$5,134,729	$5,134,729	$4,405,172	$4,405,172
Off—balance sheet financial instruments	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 18 -- REGULATORY MATTERS

The Bank is subject to legal limitations on the amount of dividends that can be paid to the Bancorp. The Pennsylvania Banking Code restricts the payment of dividends, generally to the extent of its retained earnings.

The Bank and the Bancorp are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bancorp’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Bancorp must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s and Bancorp’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, as set forth below, of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007 and 2006, that the Bank meets all capital adequacy requirements to which it is subjected. The Bancorp’s ratios are not materially different than the Bank’s.

The Bank’s actual capital ratios as of December 31, 2007 and 2006, the minimum ratios required for capital adequacy purposes, and the ratios required to be considered well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 provisions are as follows:

			Minimum	Well
	December 31,		Capital	Capitalized
	2007	2006	Requirements	Requirements

Risk-based capital ratio	14.7%	14.6%	8.0%	10.00%
Leverage capital ratio	8.3%	8.5%	3.0% to 4.0%	5.00%
Tier 1 risk-based capital ratio	13.6%	13.8%	4.0%	6.00%

Included in cash and due from banks are required federal reserves of $8,274,000 and $7,945,000 at December 31, 2007 and 2006, respectively, for facilitating the implementation of monetary policy by the Federal Reserve System. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These reserves are held in the form of due from banks.

NOTE 19 -- STOCK OPTION PLAN

The Bancorp’s Stock Option Plan authorizes the granting of stock options to directors and employees for up to 600,000 shares of common stock, given retroactive effect of the stock dividend described in Note 21. The stock option plan provides for a term of ten years, after which no awards can be made. Under the plan, the exercise price of each option equals the closing market price of the Bancorp’s stock on the grant date, and an option’s maximum term is ten years. Options constitute both incentive and non-incentive stock options. Options granted to directors are vested immediately and are exercisable six months from the grant date and options granted to employees generally vest over three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 19 -- STOCK OPTION PLAN (CONTINUED)

As of December 31, 2007, a total of 599,500 stock options have been granted, of which, 250,375 are vested and exercisable, 192,667 have not vested, 128,556 have been exercised and 27,903 have been forfeited.

A summary of the status of the Bank’s stock option plan is presented below:

	December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	230,874	$17.30	174,542	$15.43	204,178	$15.57
Granted	219,000	$18.75	80,500	$19.99	—	$—
Forfeitures	(2,832)	$22.67	(6,668)	$24.41	—	$—
Exercised	(4,000)	$13.11	(17,500)	$13.37	(29,636)	$13.38

Outstanding at December 31,	443,042	$18.01	230,874	$17.30	174,542	$15.43

Exercisable at December 31,	250,375	$17.25	169,873	$16.33	165,004	$15.38

The options outstanding at December 31, 2007, 2006 and 2005 had a weighted-average contractual maturity of 7.53 years, 5.68 years, and 5.74 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2007	2006	2005
Dividend yield	6.00%	5.50%	None granted
Expected life	7 years	7 years
Expected volatility	18.99%	19.24%
Risk-free interest rate	4.50%	4.90%
Weighted-average fair value	$ 1.95	$ 2.45

The Bancorp follows the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation. Awards under the plan vest over periods ranging from six months to three years.

NOTE 20 -- TREASURY STOCK

In 2007 and 2006 the Bancorp repurchased 29,716 shares of its stock for $565,973 and 16,385 shares of its stock for $667,100, respectively, and is being held as treasury stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 21 -- CAPITAL STOCK

On October 17, 2006, the Bancorp declared a two-for-one stock split on the Bancorp’s capital stock, which was effected in the form of a 100 percent stock dividend. One additional share was issued for each share of capital stock held by shareholders of record as of the close of business on October 27, 2006. New shares were distributed on November 16, 2006. Par value will remain unchanged as $1.25. The number of shares issued on November 16, 2006, after giving effect to the split, was 5,965,119.

NOTE 22 -- MERGER ANNOUNCEMENT

On December 17, 2007, S&T Bancorp Inc. (NASDAQ:STBA) and IBT Bancorp, Inc. (AMEX:IRW) jointly announced the signing of a definitive merger agreement pursuant to which S&T Bancorp, Inc. will acquire IBT Bancorp, Inc. in a stock and cash transaction subject to shareholder and regulatory approvals.

NOTE 23 -- RECENT ACCOUNTING PRONOUNCEMENTS

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” which expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Bancorp does not expect SAB 109 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 23 -- RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The new guidance is effective for financial years beginning after November 15, 2007, and for interim periods within those fiscal years. The Bancorp is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on the Bancorp’s consolidated financial statements

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Bancorp is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Bancorp’s operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective on January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will on the Bancorp’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 24 -- PARENT COMPANY FINANCIAL INFORMATION

The condensed financial information for IBT Bancorp, Inc. as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 is as follows:

BALANCE SHEETS

	2007	2006
ASSETS
Cash in bank	$141,147	$1,016,721
Investment in subsidiary	65,466,162	61,110,750
Securities available for sale	156,245	205,243
Other assets	250,915	248,346

Total Assets	$66,014,469	$62,581,060

LIABILITIES AND STOCKHOLDERS’ EQUITY	$—	$—

Stockholders’ Equity	66,014,469	62,581,060

Total Liabilities and Stockholders’ Equity	$66,014,469	$62,581,060

STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
Income
Dividends from subsidiary	$6,000,000	$7,100,000	$5,650,000
Other dividends	8,050	10,882	11,280
Investment security gains	—	—	120,744
Income from joint ventures	31,315	19,026	34,805

Expenses
Professional fees	226,944	118,074	105,943
Miscellaneous	250,915	111,857	63,143

Income Before Equity in
Undistributed Earnings of Subsidiary	5,561,506	6,899,977	5,647,743

Equity in Undistributed
Earnings of Subsidiary	2,294,852	1,555,715	2,931,608

Net Income	$7,856,358	$8,455,692	$8,579,351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 24 -- PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES	$7,856,358	$8,455,692	$8,579,351

Net income
Adjustments to reconcile net income to
Net cash provided by operating activities:	(31,315)	(19,026)	(34,805)
Investment security gains	—	—	(120,744)
Equity in undistributed earnings
of subsidiary	(2,294,852)	(1,555,715)	(2,931,608)

Net Cash From Operating Activities	5,530,191	6,880,951	5,492,194

CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from joint ventures	28,748	24,085	23,116
Proceeds from sale of securities
available for sale	—	154,311	185,899
Purchase of securities available for sale	(683)	(56,697)	(4,783)

Net Cash From Investing Activities	28,065	121,699	204,232

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(5,867,857)	(5,896,738)	(5,438,036)
Exercised stock options	—	(40,495)	—
Purchase of Treasury Stock	(565,973)	(667,100)	—
Sale of Treasury Stock	—	95,624	—

Net Cash Used by Financing Activities	(6,433,830)	(6,508,709)	—

Net Change in Cash and Cash Equivalents	(875,574)	493,941	258,390

Cash and Cash Equivalents at Beginning of Year	1,016,721	522,780	264,390

Cash and Cash Equivalents at End of Year	$141,147	$1,016,721	$522,780

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC. AND SUBSIDIARY

Years Ended December 31, 2007, 2006 and 2005

NOTE 24 -- CONDENSED CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarters Ended 2007
	March 31	June 30	September 30	December 31

Interest income	$10,615,790	$10,979,666	$11,283,085	11,571,124
Interest expense	5,233,611	5,372,521	5,687,265	5,867,861
Net interest income	5,382,179	5,607,145	5,595,820	5,703,263
Provision for loan
losses	250,000	250,000	250,000	150,000
Non-interest income	1,627,052	1,670,010	1,723,896	1,785,245
Non-interest expense	4,370,261	4,276,318	4,462,026	4,916,470
Income before income
taxes	2,388,970	2,750,837	2,607,690	2,422,038
Income tax expense	521,365	686,861	588,174	516,777

Net income	$1,867,605	$2,063,976	$2,019,516	$1,905,261

Net income per Share of Capital Stock:

Basic	$0.32	$0.35	$0.34	$0.33

Diluted	$0.32	$0.35	$0.34	$0.32

	Quarters Ended 2006
	March 31	June 30	September 30	December 31

Interest income	$9,418,342	$9,871,783	$10,358,604	10,744,002
Interest expense	4,010,646	4,392,961	4,853,163	5,257,168
Net interest income	5,407,696	5,478,822	5,505,441	5,486,834
Provision for loan
Losses	300,000	550,000	350,000	300,000
Non-interest income	1,844,553	1,858,549	1,939,668	1,706,592
Non-interest expense	4,037,663	4,217,532	4,275,458	4,706,373
Income before income
Taxes	2,914,586	2,569,839	2,819,651	2,187,053
Income tax expense	604,147	384,418	668,466	378,406

Net income	$2,310,439	$2,185,421	$2,151,185	$1,808,647

Net income per Share of Capital Stock:

Basic	$0.39	$0.37	$0.37	$0.30

Diluted	$0.39	$0.37	$0.36	$0.30

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective January 1, 2008, Edwards Sauer & Owens (“ESO”) merged with Beard Miller Company LLP (“Beard Miller”).  As a result of the merger, ESO ceased to be the independent auditors of the Registrant.  Effective January 1, 2008, the Registrant engaged Beard Miller as its successor independent audit firm.  The Registrant’s engagement of Beard Miller was approved by the Registrant’s Audit Committee.

ESO's reports on the Registrant's consolidated financial statements for the two fiscal years ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with their audits of the two fiscal years ended December 31, 2006 and any subsequent interim period preceding the date hereof, there were no disagreements between the Registrant and ESO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of ESO, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports.

Item 9A. Controls and Procedures

(a)         Disclosure Controls and Procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)        Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting and the Attestation Report of its Independent Registered Public Accounting Firm are incorporated herein by reference from the Consolidated Financial Statements included in item 8.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information about the Company’s directors and executive officers and other senior management employees. The Board of Directors currently consists of nine members and is divided into three classes, as nearly equal in number as possible, each class serving for a three-year term, with approximately one-third of the directors elected each year.

			Year First	Current Term
			Elected or	as Director
Directors:	Age (1)	Positions with the Company	Appointed (2)	To Expire

John N. Brenzia	65	Director	2004	2009
Thomas E. Deger	57	Director	2004	2009
Charles W. Hergenroeder	60	Director	2004	2008
Richard J. Hoffman	62	Director	2002	2009
Robert Rebich, Jr.	66	Director, Chairman of the Board	1991	2010
Richard L. Ryan	77	Director	1968	2008
Grant J. Shevchik	56	Director	1992	2010
Charles G. Urtin	61	Director, President and Chief Executive Officer	1998	2010
Robert C. Whisner	79	Director	1969	2008

Executive Officers Who are Not Directors
Robert A. Bowell	52	Executive Vice President, Chief Lending Officer, Secretary and Treasurer	NA	NA
David A. Finui	53	Senior Vice President and Chief Retail Officer of the Bank	NA	NA
Raymond G. Suchta	59	Senior Vice President and Chief Financial Officer	NA	NA

_______

(1)	As of December 31, 2007.

(2)

Refers to the year the individual first became a director of IBT Bancorp, Inc. or Irwin Bank. All directors of the Bank as of August 1986 became directors of the Company when it was incorporated in August 1986.

Biographical Information

The principal business experience of each director and executive officer is set forth below. The executive officers and all directors have held their present positions for five years unless otherwise stated.

John N. Brenzia is the vice president and chief financial officer of Irwin Car and Equipment. Prior to his position with Irwin Car and Equipment, Mr. Brenzia served in the financial department of Elliott Turbomachinery Company, a multi-national manufacturer of heavy machinery.

Thomas E. Deger is the President and majority stockholder in Highland Carbide Tool Co., Inc., North Huntingdon, Pennsylvania.

Charles W. Hergenroeder is a partner in the law firm of Hergenroeder, Rega and Sommer, LLC, Pittsburgh, Pennsylvania.

Richard J. Hoffman is the owner of Hoffman Enterprises, a real estate development company, in Westmoreland and Allegheny Counties, Pennsylvania.

Robert Rebich, Jr., currently President of Amax Corporation, a property management firm, retired in 1995 as the general manager of Parker Hannifin Corp.

Richard L. Ryan is Chief Executive Officer and majority stockholder of Ryan Moving and Storage, Inc. of Pittsburgh.

Grant J. Shevchik is a physician with Partners in Health - UPMC.

Charles G. Urtin is President and Chief Executive Officer of the Company and the Bank. The Board of Directors appointed Mr. Urtin President of the Company in April 2000 and Chief Executive Officer of the Company in January 1999. Mr. Urtin became President and Chief Executive Officer of the Bank on December 31, 1998. Prior to becoming President and Chief Executive Officer, Mr. Urtin held several executive positions with the Company and the Bank.

Robert C. Whisner is the President, Chief Executive Officer and a director of Airtek Incorporated, North Huntingdon, Pennsylvania, a manufacturer of electric generators.

Executive Officers of the Company or the Bank Who Are Not Directors

Robert A. Bowell was appointed in April 2000 by the Company's Board of Directors to serve as Executive Vice President, Secretary and Treasurer of the Company. In January 2002 he was also appointed Chief Lending Officer. Since December 1998, Mr. Bowell has been an Executive Vice President, Secretary and Treasurer of the Bank. Prior to such date, Mr. Bowell served as Executive Vice President of the Bank.

David A. Finui was appointed on January 15, 2002, Senior Vice President and Chief Retail Officer of the Bank. Previous to his new appointment, Mr. Finui served as Vice President and Trust Officer of the Bank. Prior to his employment at the Bank, Mr. Finui was Senior Vice President of Community Banking for First Philson Bank, Somerset, Pennsylvania.

Raymond G. Suchta was appointed Vice President and Chief Financial Officer of the Bank on January 15, 2002 and as Chief Financial Officer of the Company in October 2002 and Senior Vice President in April 2003. Previous to his employment at the Bank, Mr. Suchta was Chief Financial Officer and Treasurer of GA Financial Inc., Pittsburgh, Pennsylvania. Mr. Suchta is a Certified Public Accountant.

Board Committees

In addition to other committees, the Company has a standing Audit Committee. The Compensation Committee of the Bank also acts as the Compensation Committee for the Company. The full Board of Directors acts as a Nominating Committee.

Audit Committee. The Audit Committee, a standing committee, is currently comprised of Directors Brenzia, Ryan, and Shevchik, three non-employee members of the Board of Directors. All members of the Audit Committee are independent in accordance with the listing standards of the American Stock Exchange. The Audit Committee meets with the independent auditors, Beard Miller Company LLP (formerly Edwards Sauer & Owens, P.C.), to discuss the annual audit and any related matters. The Audit Committee is further responsible for internal controls for financial reporting. The

Audit Committee has adopted a written charter which is available to stockholders on our website at www.ibtbancorp.biz. The Audit Committee met 11 times in fiscal year 2007.

Audit Committee Financial Expert. The Board of Directors has determined that Mr. Brenzia, a member of the Company’s Audit Committee, is an “Audit Committee Financial Expert” as that term is defined in the Securities Exchange Act of 1934. The Board of Directors has also determined that Mr. Brenzia is independent as independence is defined for audit committee members under the rules of the American Stock Exchange.

Compensation Committee. The Compensation Committee of the Bank is currently comprised of Directors Hoffman, Rebich, Ryan and Shevchik. The members of the Compensation Committee are independent in accordance with the listing standards of the American Stock Exchange. This standing committee recommends to its Board of Directors a salary for the president and chief executive officer and approves officer salary adjustments. The committee’s processes and procedures for determining director and executive officer compensation are discussed in the Compensation Discussion and Analysis and Director Compensation. The Compensation Committee has not adopted a written charter. The Compensation Committee met 5 times during fiscal year 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and the beneficial owners of more than 10% of the Common Stock to file reports of ownership and changes in ownership of their equity securities of the Company with the Securities and Exchange Commission and to furnish us with copies of those reports. To the best of our knowledge, all filings by our directors and executive officers were made on a timely basis during the 2007 fiscal year.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company’s Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, IBT Bancorp, Inc., 309 Main Street, Irwin, Pennsylvania 15642.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

IBT Bancorp’s Compensation Committee generally reviews, approves and reports to the Board of Directors on compensation and related programs and plans. The Compensation Committee is currently comprised of four directors, all of whom are independent, as described under “Director Independence.” The duties of the Compensation Committee include:

•	Recommending to the Board of Directors the compensation for IBT Bancorp’s President and Chief Executive Officer.
•	Approving the compensation for and approving promotions of other executive officers;
•	Evaluating the annual performance of the President and Chief Executive Officer;

•	Establishing compensation policies for directors, officers and employees generally; and
•	Other post employment benefit plans

The Compensation Committee meets as necessary, with meetings called by the Committee Chairman. The Committee may seek the advice of consultants and legal counsel as it may deem necessary. No such advice, however, was sought during 2007.

Objectives

Our overall compensation objective is to design a competitive, total compensation program to effectively attract, motivate, and retain executives. The program recognizes team and individual accomplishments related to the Company’s annual performance and long-term strategic goals and consistent with shareholder expectations. The Committee strives to meet these objectives while maintaining market competitive pay levels within the industry and with companies approximating the size and operating within the same general geographic area as IBT Bancorp, Inc. Based upon the Committee’s annual review of our compensation programs and market information for other financial institutions of similar size in the surrounding geographic areas, we believe that the total compensation opportunity offered to our executives and employees provides them with a competitive economic opportunity and income security and provides our shareholders with long-term value.

Elements of Compensation

The Company’s compensation program has five major components:

•	Base Salary
•	Bonuses
•	Long-Term Equity-Based Incentive Compensation
•	Retirement and Income Security Plans
•	Other Benefits and Perquisites

Factors Relevant in the Determination of Compensation

General. Our base salary and benefits plans are designed to attract and retain executives with a focus on long-term strategic goals and performance. Bonuses are performance-driven rewards geared towards shorter-term performance. The Compensation Committee has not established specific allocations of the various elements of the compensation package. In general, the Committee has determined that at least 70% of the total compensation package (including bonuses and retirement benefits) should be base salary. Non-cash compensation is primarily in the form of benefit plans. Other non-cash compensation, such as stock options are designed to reward long-term performance and may not actually be realized in the future as a significant part of the overall compensation package due to the uncertainties inherent in the future value of the Company’s stock.

The Board considers qualitative and quantitative factors for determining executive compensation packages. The Committee and the Board exercise discretion in determining executive compensation packages especially when negative financial performance cannot be attributed to the decisions or conduct of any particular executive, such as when a properly underwritten loan becomes nonperforming.

Base Salary. The committee reviews the job performance and the salary of the President and Chief Executive Officer annually. The President and Chief Executive Officer assists the committee in its review of the job performance and salary of other executive officers but does not participate in discussions regarding his own compensation. Elements considered during these reviews include:

•	Job scope and responsibilities;
•	Company, unit and individual performance, and
•	Salary rates for similar positions at similar companies.

The Committee reviews the scope of responsibilities of the position held by the officer, the officer’s experience and performance on the job; which is based on the officer’s management skills, judgment, application of knowledge and information and support of corporate values and priorities.

Bonuses. Executive officers may receive a percentage of their annual salary as an annual cash bonus. The amount of the bonus is determined by the performance of the Company during the previous year or at the Board’s discretion. Performance results are measured by earnings per share, growth in non-interest income, control of non-interest expenses, achievement of budgeted targets, and results of compliance exams by the Company’s regulators. Particular emphasis is placed on the Federal Financial Institutions Examination Council report on Irwin Bank’s performance and balance sheet composition relative to its peer group of banks with assets between $300 million and $1 billion. Because the Compensation Committee believes that community involvement is important to the success of a community bank, each individual officer’s involvement in the community is also considered. While the Compensation Committee considers each of the quantitative and non-quantitative factors described above, such factors are not assigned a specific weight in evaluating the performance of the Company’s executives. Rather, all factors are considered in the aggregate in determining the amount of annual incentive compensation to pay. The Compensation Committee has significant discretion in awarding annual cash bonuses even if the quantifiable factors considered for such awards fall short of performance goals.

Long-Term Equity-Based Incentive Compensation. Ownership of the Company’s stock by executives who play a significant role in the success of the Company is considered key to building long-term shareholder value. While executives are not required to own Company stock, all of our executives are encouraged to invest in the Company’s stock and our executives have invested significant amounts of their personal wealth in the Company’s stock. The Compensation Committee believes that equity-based compensation plans are an effective tool in aligning executive interests with those of other stockholders. The Board of Directors are the administrators of a stock option plan approved by stockholders in 2000. The Board of Directors awards options, at their discretion, from time to time based upon the factors listed in determining base salary and bonuses and the performance of the Company’s common stock. The Board, executive officers and other officers of the Bank are eligible to receive incentive stock options under the stock option plan, which is designed to comply with Section 422 of the Internal Revenue Code. Exercise prices on options are based upon the closing price of the Company Stock as reported on the American Stock Exchange, on the day that the options are granted. Options vest immediately for Directors and equally, over three years, for all other participants. Vesting is accelerated in the event of a change in control. Once Options are earned and exercisable, they remain exercisable for up to ten years from the original date of grant, subject to continuation of service or employment with the Company. In determining the timing and amounts of awards, the Committee seeks to recognize the relative contribution of each executive officer to the success of the Company.

Retirement and Income Security Plans. Benefit plans, including health insurance, retirement plans, and change of control plans, are traditional compensation tools used by companies to attract and maintain employees of outstanding abilities. Executive officers, other officers and full-time employees of the Company are eligible to participate in the plans. The Company pays the costs of the plans, which include; health care, life insurance, and a defined benefit pension plan (Plan 1). The Company also sponsors a 401(k) plan, in which, the Company will match 25% of an employees contribution to the plan, up to a maximum of six percent of salary. The President and Chief Executive Officer is the sole remaining participant in a supplemental defined benefit retirement plan (Plan 2) instituted in 1994 after various plan assumptions were changed which resulted in a reduction in benefits for older and long-standing employees.

The four NEO’s (Named Executive Officers) are all covered by change in control severance agreements. Details of the payments that would be made under those severance agreements in various circumstances are discussed elsewhere in this statement. Payments under the Severance Agreements are triggered upon the termination of employment of the executive, absent just cause, in connection with or within two years following a change in control of the Company or the Bank. The Board of Directors believes that severance protection is desirable in order to ensure that the NEOs remain focused on the business of the Company in the event of a change-in-control. The Company considers the level of severance protection offered to our NEOs to be appropriate and consistent with the usual and customary practices regarding these types of agreements within the financial services industry. Such severance payments are not intended to exceed the amounts that are deductible by the Company in accordance with Section 280G of the Internal Revenue Code (“Code”).

Other Benefits and Perquisites. As a community-oriented bank, we believe that it is important that our senior officers are visible in the community and to our customers and employees. The President and Chief Executive Officer and the Executive Vice President are paid a gasoline allowance. Both executives receive a payment designed to compensate them for the taxes related to that allowance. The Company maintains a corporate membership at a local country club. The President and Chief Executive Officer, the Executive Vice President and the Chief Retail Officer are named as members. The aggregate value of perquisites and personal benefits per individual do not exceed $10,000.

Annual Evaluations

The Board conducts the evaluation of the President and Chief Executive Officer. All other executive officers’ evaluations are conducted by the President and Chief Executive Officer. For the 2007 fiscal year, the President and Chief Executive Officers salary was established based on the 2006 performance of the Company, the management of strategic objectives, and public relations. Additionally, proxy statements were reviewed from publicly traded financial institutions with assets ranging between $300 million and $1.0 billion from the areas of Western Pennsylvania, West Virginia and Ohio, including 23 Pennsylvania banks, one West Virginia bank and nine Ohio banks.

Executive officers are primarily evaluated on weighted performance objectives specific to their individual jobs and rated on a scale from 1 to 5. The performance factor and percentage weighting for each of the named executive officers are listed below;

Executive Vice President / Chief Lending Officer
Loan Program Development/Maintenance	20%
Strategic Objectives Management	20%
Management Performance	10%
Policy/Procedure Compliance	10%
Reporting/Communication	10%
Customer/Public Relations	10%
Internal Cooperation	10%
Loan Judgment	10%

Chief Financial Officer
Financial Systems Performance/Management	20%
Strategic Objectives Management	20%
Policy/Procedure Compliance	15%
Reporting/Communication	15%
Management Performance	10%
Customer/Public Relations	10%
Internal Cooperation	10%

Chief Retail Officer
Operating Plan Development/Implementation	20%
Strategic Objectives Management	20%
Management Performance	15%
Policy/Procedure Compliance	15%
Reporting/Communication	10%
Customer/Public Relations	10%
Internal Cooperation	10%

The Compensation Committee does not use any specific “benchmarking” with other selected group of companies when determining compensation levels for its executive officers. The Committee does review proxy statements from publicly traded financial institutions that are also used for the President and Chief Executive Officer. Based on the above scoring and peer group analysis, base salaries for the Executive Vice President and Chief Lending Officers, Chief Financial Officer, and Chief Retail Officer were increased 4.26%, 4.55%, and 4.17% from the prior year. In addition, the Executive Vice President and Chief Lending Officer, Chief Financial Officer, and Chief Retail Officer were each granted stock option awards of 10,000, 8,000 and 8,000 shares, respectively, on October 16, 2007.

Other

The Company has never been required to restate performance measures upon which performance-based compensation is based. Accordingly the Company has never had to recover performance related compensation from an executive because of restatements, or recalculations of goals.

Material increases in executive compensation would be based upon material changes to the duties and responsibilities of the Named Executive Officer, performance materially in excess of expectations or material changes in the structure or size of the Company such as that following an acquisition. Material decreases could be expected to occur in connection with material adverse events. Bonuses and other performance based compensation are sensitive to the Company’s performance and could fluctuate materially as a result. No such material changes or occurrences have occurred thus far.

Executive compensation paid or earned previously is not considered when calculating or setting retirement benefits. All executives participate in retirement plans available to all full time employees. Benefits are calculated based upon base salaryaccording to the provisions of those plans.

None of the types of compensation paid by the Company nor the amounts of compensation paid result in any detrimental accounting treatments or detrimental income tax treatments to the Company.

Conclusions

The Compensation Committee and the Board of Directors feel that a complete and competitive total compensation plan is needed to attract and retain qualified personnel, including our executives who are able to meet the short and long-term strategic objectives of the Company and shareholder expectations. While IBT Bancorp’s and by extension Irwin Bank’s executive compensation plan may not be as elaborate as others, pay top of the range salaries, or include a myriad of perquisites as other programs, the Committee believes that it has been effective for achieving the Company’s objectives and is in the long-term best interests of our shareholders and has attracted executives that blend well with the Board of Directors, the employees, and the customers of the Bank.

Compensation Committee Report. The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with Management. Based on foregoing review and discussions, the Compensation Committee recommended to the Board of Directors that the foregoing Compensation Discussion and Analysis be included in this proxy statement.

COMPENSATION COMMITTEE
Richard J. Hoffman
Robert Rebich, Jr.
Richard L. Ryan
Grant J. Shevchik

Compensation Committee Interlocks and Insider Participation. The Compensation Committee currently consists of Directors Hoffman, Rebich, Ryan and Shevchik. No member of the Committee is, or was, an executive officer of another company whose board of directors has a comparable committee on which one of the Company's executive officers serves. None of the executive officers of the Company is, or was during 2007, a member of a comparable compensation committee of a company of which any of the directors of the Company is an executive officer.

Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned during the last two fiscal years by our principal executive officer, principal financial officer and each other executive officer whose total compensation (excluding compensation attributable to changes in pension value and non-qualified deferred compensation earnings) during the fiscal year ended December 31, 2007 exceeded $100,000 for services rendered in all capacities to IBT Bancorp, Inc. and Irwin Bank. The Company does not have any plans that provide for stock awards or non-equity incentive compensation to the named executive officers.

	Year	Salary		Bonus	Option Awards (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation(3)	Total

Charles G. Urtin	2007		$228,937	$0	$13,068	$60,827	$6,496	$309,328
President and Chief	2006		215,330	10,750	0	47,581	6,807	280,468
Executive Officer

Raymond G. Suchta	2007		$113,924	$0	$4,900	$9,421	$1,857	$130,102
Chief Financial Officer	2006	1	108,354	8,250	0	6,721	1,646	124,971

Robert A. Bowell	2007		$151,188	$0	$8,168	$17,086	$7,798	$184,240
Executive Vice President,	2006		140,130	10,575	0	11,6723	7,276	169,653
Secretary, Treasurer and
Chief Lending Officer

David A. Finui	2007		$124.468	$0	$4,900	$9,241	$1,973	$140,582
Senior Vice President	2006		119,570	9,000	0	6,443	1,802	136,815
And Chief Operating
Officer of the Bank

___________________

(1)

Consists of amount recognized as expense by the Company for financial reporting purposes for options granted to the named executive officers on April 17, 2006. For a description of assumptions used in determining the value of the options see Note 19 of Notes to Consolidated Financial Statements in Item 8.

(2)	Consists of the change in actuarial present value of the Named Executive Officer’s accumulated benefit under the Company’s defined benefit plans.

(3)

All other compensation for 2007 consists of Company matching contributions to the 401(k) accounts of Messers. Urtin, Suchta, Bowell, and Finui of $3,596, $1,857, $2,398, and $1,973, respectively, and gas reimbursement payments to Messers. Urtin and Bowell of $2,900 and $5,400, respectively.

Grants of Plan-Based Awards. The following tables set forth certain information with respect to plan-based awards granted to the Named Executive Officers.

	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)

Charles G. Urtin	—	—	$—	$—
Raymond G. Suchta	10/16/07	8,000	$18.75	$15,600
Robert A. Bowell	10/16/07	10,000	$18.75	$19,500
David A. Finui	10/16/07	8,000	$18.75	$15,600

_______

(1)	Equals fair value of options calculated using the Black-Scholes Option Pricing Model and the assumptions described in Note 19 of Notes to Consolidated Financial Statements.

The Company’s Stock Based Compensation Plan was approved by the stockholders on April 18, 2000 and provides for granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The Plan is administered by the Board of Directors. The Board, from time to time, determines the officers, directors, key employees and other persons who shall be granted awards under the plan. The stock options granted to the Named Executive Officers in 2007 have a ten year term and vest over three years after the date of grant. Options have no express performance criteria other than continued employment (with limited exceptions for termination of employment, death, disability, retirement, and change in control). Options have an implicit performance criterion because the options have no value to the unless and until the stock price exceeds the exercise price.

No options may be granted under the plan after ten years from the effective date. The price at which an option may be exercised shall not be greater than the fair market value of the Common Stock on the date the option is granted. All exercise prices on all options granted to date have been the closing price of the stock on the date the option was granted.

Outstanding Equity Awards at Fiscal Year End. The following table sets forth information concerning outstanding equity awards of the Named Executive Officers at fiscal year end, as well as the value of such awards held by such persons at the end of the fiscal year.

Option Awards
		Number of	Number of
		Securities Underlying	Securities Underlying
		Unexercised	Unexercised	Option	Option
	Grant	Options	Options	Exercise	Expiration
Name	Date	Exercisable	Unexercisable	Price	Daste

Charles G. Urtin	5/16/2000 5/16/2001 5/21/2002 9/02/2003 4/17/2006	16,000 8,000 8,000 2,400 2,667	5,333 (1)	$12.250 11.500 16.438 25.700 19.985	5/16/2010 5/16/2011 5/21/2012 9/02/2013 4/17/2016

Raymond G. Suchta	5/21/2002 9/02/2003 4/17/2006 10/16/2007	2,400 2,400 1,000 0	2,000 (1) 8,000 (2)	$16.438 25.700 19.985 18.750	5/21/2012 9/02/2013 4/17/2016 10/16/2017

Robert A. Bowell	5/16/2000 5/16/2001 5/21/2002 9/02/2003 4/17/2006 10/16/2007	8,000 4,000 4,000 2,400 1,667 0	3,333 (1) 10,000 (2)	$12.250 11.500 16.438 25.700 19.985 18.750	5/16/2010 5/16/2011 5/21/2012 9/02/2013 4/17/2016 10/16/2017

David A. Finui	5/16/2000 5/16/2001 5/21/2002 9/02/2003 4/17/2006 10/16/2007	4,000 2,000 3,000 2,400 1,000 0	2,000 (1) 8,000 (2)	$12.250 11.500 16.438 25.700 19.985 18.750	5/16/2010 5/16/2011 5/21/2012 9/02/2013 4/17/2016 10/16/2017

_______

(1)	Options become 33-1/3% vested on each of April 17, 2007, 2008 and 2009.
(2)	Options become 33-1/2% vested on each of October 16, 2008, 2009 and 2010.

Pension Benefits. The following table provides information with respect to each defined benefit pension plan in which a Named Executive Officer may receive payments or other benefits at, following, or in connection with retirement.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefits (2)	Payments During Last Fiscal Year
Charles G. Urtin	Plan #1 Plan #2	23 13	$497,544 83,958	N/A N/A
Raymond G. Suchta	Plan #1	6	43,984	N/A
Robert A. Bowell	Plan #1	19	132,909	N/A
David A. Finui	Plan #1	8	48,920	N/A

________

(1)	Years of credited service equal the lesser of the Named Executive Officer’s actual years of service or the number of years that the plan has been in existence.

(2)	Assumes retirement at normal retirement age as defined in the Plan. Present value is calculated using assumptions set forth in Note 15 of Notes to Consolidated Financial Statements.

Irwin Bank maintained one non-contributory defined benefit pension plan for its employees prior to 1995 (Plan #1). Employees are eligible to enter the plan on October 15th or April 15th following the attainment of age 21 and the completion of one year of service. In 1995, various plan assumptions were changed which resulted in a reduction in benefits for older and long-standing employees. To compensate for this, a supplemental non-qualified plan was installed for those employees so affected (Plan #2). The Bank's funding policy is to contribute annually an amount in excess of the minimum funding requirement but less than the maximum amount that can be deducted for federal income tax purposes for Plan #1. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Assets for the plans are primarily invested in U.S. Government obligations, corporate obligations and equity securities whose valuations are subject to market fluctuations.

Benefits under Plan #1 and #2 will be calculated at normal retirement at age 65 as a monthly benefit equal to the sum of 1.1% of average monthly compensation multiplied by years of service (with a maximum of 44 years), plus 0.65% of average monthly compensation in excess of the social security taxable wage base for each year multiplied by years of service (not to exceed 35 years). Effective October 15, 1994, the pension formula was revised to 0.8% rather than 1.1% of average monthly compensation, as noted above, for all employees, except those who attained age 50 and completed 10 years of service prior to December 31, 1994.

Participants age 55 with 15 years of service are eligible for early retirement equal to the Normal Retirement Benefit reduced 5/9% for each month early for the first five years and 5/18% for each of the next sixty months that payment precedes age 65.

Participants are eligible for disability benefits prior to termination. The disabled participant will receive an immediate commencement of the actuarial equivalence of their Accrued Benefit. Actuarial equivalence will be determined using 6.00% interest and the 1984 Unisex Pension Table.

Participants are eligible for death benefits prior to retirement, disability or termination of employment. The participant’s beneficiary will be entitled to the actuarial equivalent of the remaining value of the Participant’s accrued benefit reduced by the actuarial equivalent of any Qualified Pre-Retirement Survivor Annuity. Actuarial equivalence will be determined using 6.00% interest and the 1984 Unisex Pension Table.

The present value of accumulated plan benefits under Plan #1 is calculated using 6.00% interest and the RP 2000 Mortality Table, projecting mortality improvements from a base year of 2007 seven years for annuitants and fifteen years for non-annuitants and then combined into a single table (post-retirement only). The present value of accumulated plan benefits under Plan #2 is calculated using 7.00% interest and the 1984 Unisex Pension Table.

Benefits are payable in the form of various annuity alternatives, including a joint and survivor option. For the pension plan year ended December 31, 2007, the highest permissible annual benefit under the Internal Revenue Code is $180,000.

Potential Payments Upon Termination or Change-in-Control. The Named Executive Officers are parties to various agreements that provide for payments in connection with any termination of their employment. The following table shows the prepayments that would be made to the Named Executive Officers at, following or in connection with any termination of their employment in the specified circumstances as of the last business day of the last fiscal year.

Name and Plan	Voluntary Termination	Early Retirement	Normal Retirement	Involuntary Not For Cause Termination	For Cause Termination	Change-in Control Termination	Disability	Death

Charles G. Urtin
Severance Agreement(1)	$—	$—	$—	$—	$—	$622,000	$120,000	$450,000
Insurance Continuation(2)	—	54,876	—	—	—	—	—	—
Pension Plan(3)	—	505,424	628,137	—	—	—	—	—
Stock Option Plan(4)	—	—	—	—	—	40,344	—	—
Non-Qualified Plan(5)	—	88,751	110,053	—	—	—	—	—

Raymond G. Suchta
Severance Agreement(1)	—	—	—	—	—	91,000	69,000	230,000
Pension Plan(3)	—	45,145	62,393	—	—	—	—	—
Stock Option Plan(4)	—	—	—	—	—	85,530	—	—

Robert Bowell
Severance Agreement(1)	—	—	—	—	—	274,000	88,200	294,000
Pension Plan(3)	—	132,909	283,485	—	—	—	—	—
Stock Option Plan (4)	—	—	—	—	—	113,214	—	—

David A. Finui
Severance Agreement(1)	—	—	—	—	—	113,000	75,000	250,000
Pension Plan(3)	—	48,920	98,439	—	—	—	—	—
Stock Option Plan(4)	—	—	—	—	—	113,000	—	—

(1)	Equals lump sum payment to which Named Executive Officer would be entitled upon termination.
(2)	Equals present value of anticipated payments through age 65 based on past experience and using 3.50% discount value.
(3)	Equals present value of anticipated payments using actuarial assumptions in the RP 2007 Table Projected with Scale AA and 6.00% discount rate.
(4)	Equals the difference between the market price of the Common Stock on December 31, 2007 ($27.55 per share) and the exercise price of all unvested options at that date.
(5)	Present value of anticipated payments using actuarial assumptions in the 1984 Unisex Pension Table and 7.00% discount rate.

Change in Control Agreements. Irwin Bank has entered into change in control severance agreements with Messrs. Urtin, Suchta, Bowell and Finui, respectively. The agreements are each for a three year term and may be renewed annually by the board of directors upon a determination of satisfactory performance within the board's sole discretion. The agreement may be terminated by the Bank for just cause, as that term is defined in the agreement, or for no cause. If Messrs. Urtin's, Bowell's, Finui's or Suchta’s employment is terminated without just cause in connection with, or within two years after, any change in control of the Bank or the Company, such officer will be paid a lump sum equal to 2.99, 2.0, 1.0 or 1.0 times, respectively, of his average annual taxable compensation paid during the five years prior to the change in control. In the event of a change of control at December 31, 2007, Messrs. Urtin, Suchta, Bowell and Finui would have received payments of approximately $622,000, $91,000, $274,000 and $113,000, respectively.

Medical Insurance Continuation Agreement. IBT Bancorp, Inc. has entered into a Medical Insurance Continuation Agreement with Charles G. Urtin which provides that if Mr. Urtin’s employment is terminated by the Bank for any reason or he retires prior to the date that Mr. Urtin shall attain age 65, Mr. Urtin and his dependent family shall be eligible to continue to participate in medical and dental insurance plans sponsored by the Bank or the Company and any successor thereto, with the cost of such premiums paid by the Bank until such time that Mr. Urtin and his spouse shall be eligible for coverage under the Federal Medicare System or any successor program.

Stock Option Plan. Under the Stock Option Plan, all unvested options become immediately vested and exercisable upon a change-in-control.

Director Compensation

Set forth below is a table providing information concerning the compensation of the directors of the Company who are not Named Executive Officers for the last completed fiscal year (2007). The Company does not have any plans providing for stock awards or non-equity incentive compensation to directors. Directors do not participate in any pension or deferred compensation plans offered by the Company.

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total

John N. Brenzia	$23,400	$21,450	$—	$44,850
Thomas E. Deger	19,450	21,450	—	40,900
Charles W. Hergenroeder	15,650	21,450	—	37,100
Richard J. Hoffman	16,000	21,450	—	37,450
Robert J. Rebich, Jr.	26,300	21,450	—	47,750
Richard L. Ryan	22,250	21,450	—	43,700
Grant J. Shevchik	25,725	21,450	—	47,175
Robert C. Whisner	14,750	21,450	—	36,200

(1)

Equals grant-date fair value of award calculated using the Black-Scholes Option Pricing Model and the assumptions described in Note 19 of Notes to Consolidated Financial Statements which was the amount recognized as expense for financial reporting purposes in 2007. At December 31, 2007, directors had the following number of option awards outstanding: Mr. Rebich - 12,000 shares; Mr. Shevchik – 23,000 shares; Mr. Ryan – 20,750 shares; Mr. Hoffman – 14,000; Mr. Whisner – 3,000 shares; and Messrs. Brenzia, Deger and Hergenroeder – 13,000 shares each.

The directors of IBT Bancorp, Inc. are not separately compensated. However, each non-employee director of Irwin Bank received a fee of $1,250 for each meeting attended for the year ended December 31, 2007. Each member of a board committee (other than employees who are also directors) receives a fee of $300 per committee meeting attended, except members of the audit committee are paid a fee of $300 per meeting attended in person and the executive committee members are paid a fee of $500 per meeting attended in person. For the year ended December 31, 2007, board and committee fees totaled approximately $163,525. Messers. Rebich and Shevchik received quarterly retainers in the amounts of $2,500 and $1,500, respectively. Mr Rebich serves as chairman of the board while Mr. Shevchik serves as chairman of the audit committee.

All directors of the Bank were, prior to 1995, eligible to defer receipt of board fees earned prior to 1995 until a later date, such as following retirement or reaching a certain age. Director Whisner participates in this program that provides a guaranteed net rate of return by the Bank over a specified time period for the fees deferred. During 2007, this program resulted in payments to Director Whisner of $11,276.

The Bank pays life insurance premiums for Director Whisner. However, the premiums on the policies are currently being paid by the dividends on the policies.

Under the 2000 Stock Option Plan, each non-employee director was granted options to purchase 4,500 shares of Common Stock in May 2000, 2,250 shares of Common Stock in May 2001, 2,250 shares of Common Stock in May 2002, 1,000 shares in September 2003, 2,000 shares in April 2006 and 11,000 shares in October 2007. Messrs. Rebich and Whisner did not receive options in 2007. In each case, the exercise price of the options was equal to the fair market value of the Company's Common Stock on the effective date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners. The following table sets forth, as of December 31, 2007, persons or groups who own more than 5% of the Common Stock and the ownership of all executive officers and directors of the Company as a group. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at December 31, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
S&T Bancorp, Inc. 800 Philadelphia Street Indiana, PA 15237	475,174 (1)	8.12%

(1)	According to the amendment to the Schedule 13G filed by S&T Bancorp, Inc. on February 1, 2008, all shares are held by its subsidiaries, 9th Street Holdings, Inc., S&T Bank, and S&T Bancholdings, Inc.

(b) Security Ownership of Management. The following table provides information as of December 31, 2007 concerning ownership of the Company’s common stock by the Company’s directors and certain executive officers, including shares held directly as well as shares for which the individuals are deemed to have indirect beneficial ownership, such as shares held by spouses or minor children, in trust, and other forms of indirect beneficial ownership.

Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percent of Class

John N. Brenzia	22,375%
Thomas E. Deger	22,000%
Charles W. Hergenroeder	23,520	(2)%
Richard J. Hoffman	27,024	(2)%
Robert Rebich, Jr.	207,990	(2)	3.55%
Richard L. Ryan	36,714		*
Grant J. Shevchik	34,745		*
Charles G. Urtin	66,629	(2)	1.13%
Robert C. Whisner	166,276		2.84%
Robert A. Bowell	33,075		*
David A. Finui	17,883		*
Raymond G. Suchta	17,356		*

All directors and executive
officers as a group	674,687		11.17%

*	Less than 1.0%
(1)

Unless otherwise noted, all persons and group named in the table above have sole or shared voting or investment power with respect to the shares listed in the table. Includes 186,684 shares of the Common Stock that directors, nominees and executive officers have the right to acquire pursuant to the exercise of options with 60 days of December 31, 2007 as follows: Mr. Urtin – 37,067 shares; Mr. Rebich – 12,000 shares; Shevchik – 23,000 shares; Mr. Ryan – 20,750 shares; Mr. Hoffman – 14,000 shares; Mr. Whisner – 3,000 shares; Messrs. Brenzia, Deger and Hergenroeder – 13,000 shares each; Mr. Bowell – 20,067 shares; Mr. Finui – 12,400 shares; and Mr. Suchta – 5,400 shares.

(2)

Excludes 269,874 shares of Common Stock held by ITrust & Co. ITrust & Co. was formed by the Bank to act as the record holder for the clients of the Bank's trust department. Currently, Directors Hergenroeder, Hoffman, Rebich and Urtin serve as the trust committee of ITrust & Co. This committee acts as a fiduciary in directing the voting and disposition of securities held in the accounts of trusts and estates. This committee had the authority to exercise shared voting and dispositive power with respect to 214,970 shares and sole voting and dispositive power over 54,904 shares on the record date. Beneficial ownership is disclaimed over all shares held by ITrust & Co.

(c) Changes in Control. Other than the Agreement and Plan of Merger dated December 16, 2007, by and between S&T Bancorp, Inc. and IBT Bancorp, Inc., management knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of December 31, 2007 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2000 Stock Option Plan	442,042	$18.00	500
Equity compensation plans not approved by shareholders:	na	na	na
Total	442,042	$18.00	500

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions. The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors and employees. All loans to executive officers, directors and immediate family members of such persons have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for the Bank's other customers except that employees of the Bank are entitled to a one percentage point reduction in the rate of interest charged, and do not involve more than the normal risk of collectibility, or present other unfavorable features. The following table sets forth information with respect to all loans in excess of $120,000 outstanding to executive officers or directors at the employee rate during the fiscal year ended December 31, 2007

Name and Title	Type of Loan	Rate	Highest Outstanding Balance	Balance at 12/31/07

David A. Finui	Home Equity	5.490%	$158,672	$0
Senior VIce President	Home Equity	6.590%	$173,000	$172,295

The Board of Directors approves all loans to executive officers and annually reviews all lines of credit. All loans have an imbedded demand feature obligating immediate repayment of the principal outstanding when the aggregate amount of indebtedness from all sources exceeds the statutory limit set under Regulation O.

Interests of Directors and Executive Officers in the Merger. Certain members of management and the Board of Directors of the Registrant have interests in the merger that are in addition to and may be different from, any interests they may have as stockholders of IBT generally.

Directors Change in Control Severance Plan. In connection with the merger, each outside director of IBT will receive a payment under the change in control provisions of the IBT Bancorp, Inc./Irwin Bank Directors Change in Control Severance Plan. The severance benefit amount is equal to 299% of the annual average of the total board retainers, meeting fees, committee fees and other cash compensation paid to a director during the five completed calendar years between 2003 and 2007. The estimated payments under the plan are as follows:

Director	Payment(1)

Robert Rebich, Jr.	$58,484
Grant J. Shevchik	61,897
Charles W. Hergenroeder	50,481
Richard L. Ryan	63,164
Robert C. Whisner	49,335
Thomas E. Deger	56,760
Richard J. Hoffman	55,166
John N. Brenzia	60,847

(1)

Each outside director of IBT who becomes a director of S&T will not receive payment under the Director Change in Control Severance Plan unless such director’s service on the S&T board of directors is for less than 24 months.

Change in Control Severance Agreements. Irwin Bank has entered into Change in Control Severance Agreements with Messrs. Urtin, Suchta, Bowell and Finui. The Change in Control Severance Agreements generally provide that if the officer’s employment is terminated without just cause in connection with, or within two years after, any change in control of IBT or Irwin Bank, or if the officer voluntarily terminates employment following a change in control of IBT or Irwin Bank upon (or within 90 days following) the occurrence of certain events adverse to the officer, such officer is entitled to receive a lump sum severance payment, which we refer to as the Severance Payment. The Severance Payment is an amount equal to 2.99 (in the case of Mr. Urtin), 1.0 (in the case of Mr. Suchta), 2.0 (in the case of Mr. Bowell) or 1.0 (in the case of Mr. Finui) times the officer’s “base amount” as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended, which we refer to as the Internal Revenue Code. In general, the officer’s “base amount” is the officer’s average annual taxable compensation for the five years ending prior to the change in control (or such shorter period that the officer has been employed by Irwin Bank). Each Change in Control Severance Agreement also provides that the Severance Payment will be reduced by the minimum amount necessary to ensure that the Severance Payment is not an excess parachute payment under Section 280G of the Internal Revenue Code (which, in general are subject to a 20% excise tax and are non-deductible by the payor). The lump sum cash Severance Payments are estimated to be approximately $622,000 for Mr. Urtin, $274,000 for Mr. Bowell, $91,000 for Mr. Suchta and $113,000 for Mr. Finui. In addition, the Change in Control Severance Agreements for Messrs. Bowell, Suchta and Finui also provide that the officer and his dependents shall remain eligible to participate in the medical and dental programs offered by Irwin Bank through the longer of (i) the remaining terms of the agreement or (ii) eighteen months, provided the officer reimburses Irwin Bank for the COBRA costs associated with the continuation of such coverage. In connection with entering into the merger agreement, the Change in Control Severance Agreements for Messrs. Urtin, Suchta and Finui were amended as described below.

Cancellation of Stock Options. On the effective date of the merger, each outstanding option to purchase IBT common stock will be converted into the right to receive a cash payment equal to the product of (i) the number of shares subject to such option and (ii) the dollar amount equal to (A) $31.00 less (B) the exercise price of such option, less any applicable withholding taxes. In order to receive the cash payment for their options, option holders must first submit to a Stock Option Cancellation Agreement that provides that the option holder has surrendered his or her options for the option payment price and that all of IBT’s obligations relating to such options are extinguished. The following table reflects the number of options held by each director and executive officer and the payment that each will receive in exchange for their options (before deduction of any applicable withholding taxes), assuming the individuals do not exercise any options prior to the merger closing.

Director	Number of Shares	Total Cash Payment for Options

Robert Rebich, Jr.	12,000	$188,346
Grant J. Shevchik	23,000	323,096
Charles W. Hergenroeder	13,000	156,780
Richard L. Ryan	20,750	290,330
Robert C. Whisner	3,000	27,330
Thomas E. Deger	13,000	156,780
Richard J. Hoffman	14,000	162,080
John N. Brenzia	13,000	156,780
Robert A. Bowell	33,400	476,545
David A. Finui	22,400	301,453
Raymond G. Suchta	15,400	172,890
Charles G. Urtin	42,400	673,340

Employment Agreement for Robert A. Bowell. S&T Bank will enter into an employment agreement with Robert A. Bowell with a term of five years at a salary no less than his current salary, effective as of the merger effective date. The agreement will include S&T Bank’s standard severance provisions, including change in control severance provisions, the terms of which are still being negotiated. In addition, the agreement will provide that:

•	Mr. Bowell will be named a Senior Vice President of S&T Bank upon the effectiveness of the Merger.

•	Mr. Bowell will receive the same change-in-control protection currently provided to other S&T Bank Senior Vice Presidents.

•	All terms of the agreement will comply with the requirements of Internal Revenue Code section 409A.

Post-Closing Employment Matters for David A. Finui. S&T Bank intends to offer employment to David A. Finui, the terms of which are not yet defined. If such employment offer is not accepted by Mr. Finui, or if Mr. Finui accepts S&T Bank’s offer of employment and voluntarily terminates his employment in accordance with the terms of his Change in Control Severance Agreement within 90 days of the merger effective date, Mr. Finui will receive his Severance Payment in a lump sum. If Mr. Finui accepts S&T Bank’s offer of employment and S&T Bank later terminates Mr. Finui’s employment without cause within 24 months from the merger effective date, Mr. Finui will be entitled to receive the

Severance Payment Upon payment of the Severance Payment,, Mr. Finui’s Change in Control Severance Agreement terminates, except that he will be entitled to continue to participate in the group medical insurance plans of S&T Bank for himself and his dependants, with S&T Bank paying the cost of such coverage, until the earlier of his enrollment in coverage with another employer or twelve months following the merger effective date.

Post-Closing Employment Matters for Raymond Suchta. Under the terms of Mr. Suchta’s Change in Control Severance Agreement, if Mr. Suchta remains employed in his current position through the merger effective date, Irwin Bank will pay him his Severance Payment in accordance with the terms of his Change in Control Severance Agreement in a lump sum as of the merger effective date. Upon payment of the Severance Payment, Mr. Suchta’s Change in Control Severance Agreement terminates, except that he will be entitled to continue his medical insurance coverage under COBRA, with S&T Bank paying the costs of such coverage, until the earlier of his enrollment in coverage with another employer or twelve months following the merger effective date.

Post-Closing Employment Matters for Charles G. Urtin. Under the terms of Mr. Urtin’s Change in Control Severance Agreement if Mr. Urtin remains employed in his current position through the merger effective date, Irwin Bank will pay him his Severance Payment in accordance with the terms of his Change in Control Severance Agreement in a lump sum as of the merger effective date. S&T Bank has offered Mr. Urtin at-will employment with S&T Bank at his current salary through December 31, 2008. Upon payment of the Severance Payment,, Mr. Urtin’s Change in Control Severance Agreement terminates, except that he will be entitled to continue to participate in the group medical insurance plans of the S&T Bank for himself and his spouse, with premiums paid by S&T Bank (provided the benefits are not made available to him under another employer on substantially similar terms) until age 65.

Supplemental Pension Plan for Charles G. Urtin.Irwin Bank has entered into a non-qualified supplemental pension plan with Charles G. Urtin. The Plan will be continued by S&T Bank after the closing of the merger, and Mr. Urtin will continue to accrue benefits under the Plan until he terminates employment with S&T Bank.

S&T and S&T Bank Board of Director Seats. Effective as of the merger effective date, three members of the IBT board of directors designated prior to the merger effective date by S&T’s Nominating and Corporate Governance Committee in accordance with its policies and procedures will be appointed to the S&T board of directors and to the S&T Bank board of directors.

Westmoreland County Advisory Board. Each of the members of the IBT board of directors not appointed to the S&T and S&T Bank board of directors will be asked to serve on S&T Bank’s Westmoreland County Advisory Board. Individuals serving as advisory directors shall receive the compensation provided to advisory directors of S&T Bank, as the case may be which shall be at least $800 per year for advisory board service.

Indemnification. The merger agreement provides that in the event of any threatened or actual claim, action, suit, proceeding or investigation in which any person who is or has been a director or officer of IBT or is threatened to be made party based in whole or in part on, or arising in whole or in part out of, or pertaining to (i) the fact that he is or was a director, officer or employee of IBT or any of its subsidiaries or predecessors, or (ii) the merger agreement, IBT and S&T will cooperate and use their best efforts to defend against and respond thereto. S&T has agreed to indemnify and hold harmless each such indemnified party against any losses, claims, damages, liabilities, costs, expenses (including reasonable attorney’s fees and expenses in advance of the final disposition of any claim, suit, proceeding or investigation to each party to the fullest extent permitted by law), judgments, fines and amounts paid in settlement in connection with any such threatened or actual claim, action, suit, proceeding or investigation. Additionally, the indemnified parties may retain counsel reasonably satisfactory to them after consultation with S&T. However, S&T retains the right to assume the defense thereof and upon such assumption S&T will not be liable to any indemnified party for any legal expenses of other counsel or any other expenses subsequently incurred in connection with the defense thereof, except that if S&T elects not to assume such defense or counsel or the indemnified party reasonably advises that there are issues which raise conflicts of interest between S&T and the indemnified party, the indemnified party may retain counsel reasonably satisfactory to him after notification and S&T will pay the reasonable fees and expenses. Under the merger agreement, S&T is obligated to pay for only one firm of counsel for all indemnified parties, and S&T is not liable for any settlement effected without its prior written consent (which will not be unreasonably withheld). S&T will have no further obligation to any indemnified party when and if a court of competent jurisdiction ultimately determines, and such determination is final and non-appealable, that indemnification is prohibited by law. S&T’s indemnification obligations continue for six years after completion of the merger, but the right to indemnification in respect of any claim asserted within that time period continues until the final disposition of the claim.

The merger agreement requires S&T to maintain in effect for six years after completion of the merger the current rights of IBT directors, officers and employees to indemnification under the IBT restated articles of incorporation or the IBT by-laws or similar governing documents. The merger agreement also provides that, upon completion of the merger, S&T will indemnify and hold harmless, and provide advancement of expenses to, all past and present officers, directors and employees of IBT and its subsidiaries in their capacities as such against all losses, claims, damages, costs, expenses, liabilities, judgments or amounts paid in settlement to the fullest extent permitted by applicable laws.

Directors’ and Officers’ Insurance. The merger agreement provides that S&T will maintain for a period of three years after completion of the merger IBT’s current directors’ and officers’ liability insurance policy, or policies of at least the same coverage and amount and containing terms and conditions which are substantially no less advantageous than the current policy, with respect to acts or omissions occurring before the merger effective date, except that S&T is not required to incur an annual premium expense greater than 150% of the current directors’ and officers’ liability insurance premium.

Director Independence.The Board of Directors has determined that Directors Rebich, Shevchik, Hergenroeder, Ryan, Whisner, Deger, Hoffman and Brenzia are independent under the independence standards of the American Stock Exchange on which the Common Stock is currently listed. In determining independence, the Board of Directors considered each director’s deposit and lending relationships with Irwin Bank, all of which were on market terms. In addition, the Board of Directors considered legal work done for customers of the Bank by the law firm of which Mr. Hergenroeder is a partner but determined that this relationship did not affect his independence in view of the small amount of work done. There are no members of the Audit Committee who do not meet the independence standards of the American Stock Exchange for Audit Committee members and no members of the Audit Committee are serving under any exceptions to these standards.

Item 14. Principal Accounting Fees and Services

Beard Miller Company LLP (“Beard Miller”) audited our financial statements for the 2007 fiscal year. Beard Miller is the successor to Edwards Sauer & Owens which audited our financial statements for the 2006 fiscal year. Edwards Sauer & Owens merged with Beard Miller effective January 1, 2008.

Audit Fees. The aggregate fees billed by our principal accountant for professional services rendered for the audit of the Company’s annual consolidated financial statements and for the review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2007 and 2006 were $82,645 and $89,900, respectively.

Audit Related Fees. The aggregate fees billed by our principal accountant for assurance and related services related to the audit of the annual financial statements and to the review of the quarterly financial statements for the years ended December 31, 2007 and 2006 were $27,235 and $26,875, respectively.

Tax Fees. The aggregate fees billed by our principal accountant for professional services rendered for tax compliance, tax advice or tax planning for the years ended December 31, 2007 and 2006 were $9,960 and $10,968, respectively.

All Other Fees. The aggregate fees billed by our principal accountant for professional services rendered for services or products other than those listed under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” for the years ended December 31, 2007 and 2006 were $20,128 and $22,677, respectively, and consisted of assistance in accounting matters, trust examinations and assistance with benefit plans.

It is the Audit Committee’s policy to pre-approve all audit and non-audit services prior to the engagement of the Company’s independent auditor to perform any service. All of the services listed above for 2007 and 2006 were approved by the Audit Committee prior to the service being rendered. No services were approved pursuant to the de minimus exception of the Sarbanes-Oxley Act of 2002.

PART IV

Item 15. Exhibits, Financial Statements

(a)	Listed below are all financial statements and exhibits filed as part of this report.

1.

The consolidated balance sheets of IBT Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, together with the related notes and the independent auditors’ report of Beard Miller Company, LLP, independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

3.	Exhibits

2.1	Agreement and Plan of Merger, dated December 16, 2007, by and between S&T Bancorp, Inc. and IBT Bancorp, Inc. *
3(i)	Articles of Incorporation of IBT Bancorp, Inc.**
3(ii)	Amended Bylaws of IBT Bancorp, Inc.
4.1	Rights Agreement, dated as of November 18, 2003, by and between IBT Bancorp, Inc. and Registrar and Transfer Company***
4.2	Amendment, dated December 16, 2007, to Rights Agreement, dated as of November 18, 2003, by and between IBT Bancorp, Inc. and Registrar and Transfer Company ****
10 †	Change In Control Severance Agreement with Charles G. Urtin, as amended and restated*****
10.1 †	Deferred Compensation Plan For Bank Directors*****
10.2 †	Death Benefit Only Deferred Compensation Plan For Bank Directors effective as of January 1, 1990*****

10.3 †	Retirement and Death Benefit Deferred Compensation Plan For Bank Directors effective as of January 1, 1990*****
10.4 †	2000 Stock Option Plan******
10.5 †	Irwin Bank & Trust Company Supplemental Pension Plan*******
10.6 †	Medical Insurance Continuation Agreement with Charles G. Urtin********
10.7 †	Directors Change in Control Severance Plan *********
10.8 †	Change in Control Severance Agreement with Raymond G. Suchta, as amended and restated
10.9 †	Change in Control Severance Agreement with Robert A. Bowell, as amended and restated
10.10 †	Change in Control Severance Agreement with David A. Finui, as amended and restated
10.11 †	Addendum to Change in Control Severance Agreement with Charles G. Urtin
10.12 †	Addendum to Change in Control Severance Agreement with Raymond G. Suchta
10.13 †	Addendum to Change in Control Severance Agreement with David A. Finui
16.1	Letter regarding change in certifying accountant ********
21	Subsidiaries
23	Consent of Beard Miller Company, LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2007.
**	Incorporated by reference to the identically numbered exhibits of the Registrant’s Form 10 (File No. 0-25903) filed April 29, 1999.
***	Incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement (File No. 001-31655) filed with the SEC on November 20, 2003.
****	Incorporated by reference from Amendment No. 2 to Form 8-A Registration Statement (File No. 001-31655) filed with the SEC on December 31, 2007.
*****	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
******	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-40398) filed with the SEC on June 29, 2000.
*******	Incorporated by reference to identically numbered exhibit in Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
********	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2006.
*********	Incorporated by reference to identically numbered exhibit to Registrant’s Quarter Report on Form 10-Q for the quarter ended December 31, 2007.
**********	Incorporated by reference from Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBT BANCORP, INC.
Dated: March 17, 2008		/s/ Charles G. Urtin
	By:	Charles G. Urtin President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 17, 2008 on behalf of the Registrant and in the capacities indicated.

/s/ Charles G. Urtin
Charles G. Urtin President, Chief Executive Officer and Director (Principal Executive Officer)		Thomas E. Deger Director
/s/ John N. Brenzia
Richard L. Ryan Director		John N. Brenzia Director
/s/ Charles W. Hergenroeder		/s/ Robert C. Whisner
Charles W. Hergenroeder Director		Robert C. Whisner Director
/s/ Grant J. Shevchik
Grant J. Shevchik Director		Robert Rebich, Jr. Director
/s/ Raymond G. Suchta		/s/ Richard J. Hoffman
Raymond G. Suchta Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		Richard J. Hoffman Director