Form 10-Q
period 2008-03-31
IBT BANCORP INC
filed 2008-05-12
CIK 801122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes ☒ No

Number of shares of Common Stock outstanding as of May 7, 2008:        5,852,924

IBT BANCORP, INC.

Quarterly Report on Form 10-Q

For Quarter Ended March 31, 2008

CONSOLIDATED BALANCE SHEETS

IBT BANCORP, INC.  AND SUBSIDIARY

	March 31, 2008	December 31, 2007
	(unaudited)	(unaudited)

ASSETS
Cash and due from banks	$22,312,725	$24,853,987
Interest-bearing deposits in banks	1,385,102	355,991
Federal funds sold	30,000,000	-
Certificates of deposit	100,000	100,000
Securities available for sale	264,041,193	251,538,866
Federal Home Loan Bank stock, at cost	4,208,200	4,422,600
Loans, net of allowance for loan losses of $5,097,094 at March 31, 2008 and $5,382,402 at December 31, 2007	476,848,030	477,319,342
Premises and equipment, net	5,118,436	5,238,912
Other assets	23,177,455	23,357,716

Total Assets	$827,191,141	$787,187,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits
Non-interest bearing	$99,000,180	$84,107,536
Interest-bearing	545,269,745	526,649,399

Total deposits	644,269,925	610,756,935

Repurchase agreements	48,150,875	44,944,240
Accrued interest and other liabilities	9,110,831	7,840,434
FHLB advances	56,000,000	57,631,336

Total liabilities	757,531,631	721,172,945

Stockholders’ Equity
Capital stock, par value $1.25 per share, 50,000,000 shares authorized, 5,965,119 shares issued, 5,852,924 shares outstanding at March 31, 2008 and December 31, 2007	7,456,399	7,456,399
Retained earnings	61,696,657	61,112,554
Accumulated other comprehensive income	4,013,834	952,896
Less: Treasury stock, at cost	(3,507,380)	(3,507,380)

Total stockholders’ equity	69,659,510	66,014,469

Total Liabilities and Stockholders’ Equity	$827,191,141	$787,187,414

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

IBT BANCORP, INC.  AND SUBSIDIARY

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Interest Income
Loans, including fees	$7,979,235	$7,886,596
Securities:
Taxable	2,585,801	2,014,846
Tax-exempt	719,826	709,311
Federal funds sold	86,575	5,037

Total interest income	11,371,437	10,615,790

Interest Expense
Deposits	4,477,353	4,114,125
FHLB advances	608,277	788,930
Repurchase agreements	390,307	330,556

Total interest expense	5,475,937	5,233,179
Net Interest Income	5,895,500	5,382,611
Provision for Loan Losses	150,000	250,000
Net Interest Income after Provision for Loan Losses	5,745,500	5,132,179

Other Income (losses)
Service fees	911,267	886,851
Investment security gains(losses)	21,779	(1,265)
Increase in cash surrender value of life insurance	126,993	120,696
Debit card fees	234,762	210,633
Trust fees	134,443	115,137
Other income	324,010	295,000
Total other income	1,753,254	1,627,052

Other Expenses
Salaries	1,586,293	1,541,519
Pension and other employee benefits	550,357	647,399
Occupancy expense	403,375	403,939
Data processing expense	250,159	273,756
Pennsylvania shares tax	161,357	163,071
Advertising expense	80,476	145,633
Debit card expense	152,834	146,250
Other expenses	1,369,498	1,048,694

Total other expenses	4,554,349	4,370,261
Income Before Income Taxes	2,944,405	2,388,970
Provision for Income Taxes	897,071	521,365
Net Income	$2,047,334	$1,867,605
Basic Earnings per Share	$0.35	$0.32
Diluted Earnings per Share	$0.34	$0.32
Dividends per Share	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

IBT BANCORP, INC.  AND SUBSIDIARY

	Three Months Ended March 31,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,047,334	$1,867,605
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	162,000	180,000
Increase in cash surrender value of insurance	(126,993)	(120,696)
Net accretion/amortization of premiums and discounts	(106,156)	(15,453)
Investment security (gains) losses	(21,779)	1,265
Provision for loan losses	150,000	250,000
Increase (decrease) in cash due to changes in assets and liabilities:
Other assets	(245,549)	(22,590)
Accrued interest and other liabilities	(312,628)	140,070
Net Cash From Operating Activities	1,546,229	2,280,201

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	-	3,998,750
Proceeds from maturities and calls of securities available for sale	38,246,575	5,018,318
Purchase of securities available for sale	(45,977,004)	(12,472,968)
Net decrease in loans	874,115	1,436,506
Purchases of premises and equipment	(41,524)	(280,777)
Proceeds from sales of Federal Home Loan Bank stock	435,300	852,800
Purchase of Federal Home Loan Bank stock	(220,900)	(637,300)
Net Cash Used By Investing Activities	(6,683,438)	(2,084,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	33,512,990	(358,558)
Net increase in securities sold under repurchase agreements	3,206,635	2,655,825
Dividends paid	(1,463,231)	(1,470,660)
Proceeds from FHLB advances	8,955,000	81,615,000
Repayment of FHLB advances	(10,586,336)	(84,077,922)
Purchase of treasury stock	-	(13,034)

Net Cash From (Used By) Financing Activities	33,625,058	(1,649,349)

Net Change in Cash and Cash Equivalents	28,487,849	(1,453,819)

Cash and Cash Equivalents at Beginning of Period	25,209,978	19,954,648

Cash and Cash Equivalents at End of Period	$53,697,827	$18,500,829

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC.  AND SUBSIDIARY

Three Months Ended March 31, 2008

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future interim period. The interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the IBT Bancorp, Inc. and subsidiary Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE B – EARNINGS PER SHARE

Basic earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average shares outstanding was 5,852,924 for the three months ended March 31, 2008 and 5,882,183 for the three months ended March 31, 2007.

Diluted earnings per share are calculated on the basis of the weighted average number of shares outstanding. Weighted-average number of shares outstanding assuming dilution of exercisable stock options using the treasury stock method was 5,949,852 for the three months ended March 31, 2008 and 5,927,763 for the three months ended March 31, 2007.

NOTE C – COMPREHENSIVE INCOME

Total comprehensive income includes net income and unrealized holding gains and losses from available for sale securities and the pension obligation change for the defined benefit plan. The changes in other comprehensive income are reported net of income taxes, as follows:

	Three Months Ended March 31,
	2008	2007

Gross change in unrealized holding gains on
available for sale securities during the period	$4,659,564	$194,540
Less: reclassification adjustment for gains (losses)
realized in income	(21,779)	1,265
Net unrealized gains	4,637,785	195,805
Income tax effect	(1,576,847)	(66,574)
Net of tax amount	$3,060,938	$129,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC.  AND SUBSIDIARY

Three Months Ended March 31, 2008

NOTE D – INVESTMENT SECURITIES

Investment securities available for sale consist of the following:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. Government Agencies	$93,018,147	$3,546,666	$-	$96,564,813
Obligations of State and political sub-divisions	65,739,197	1,885,259	(80,935)	67,543,521
Mortgage-backed securities	97,680,909	2,032,525	-	99,713,434
Other securities	47,401	-	(2)	47,399
Equity securities	250,220	-	(78,194)	172,026

	$256,735,874	$7,464,450	$(159,131)	$264,041,193

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective on January 1, 2008. The Company elected to not expand the use of fair value under SFAS No. 159.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” which expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s view on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements”. SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interest, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statements, SFAS No. 141R and SFAS No. 160 are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to all business entities and SFAS No. 160 will be applied prospectively to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC.  AND SUBSIDIARY

Three Months Ended March 31, 2008

all noncontrolling interests, including any that arose before the December 15, 2008 effective date. The Company does not expect SFAS No. 141R or SFAS No. 160 to have a material impact on its consolidated financial statements.

NOTE F – FAIR VALUE

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The new guidance is effective for financial years beginning after November 15, 2007, and for interim periods within those fiscal years.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2 – Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

The Company’s available for sale securities are reported at fair value utilizing Level 2 inputs. Fair value measurements are obtained from FTN Financial’s Portfolio Accounting System.

U.S. Government agencies and mortgage backed securities are valued by FTN using Interactive Data Corporation (IDC) as the primary source for security valuation. IDC is recognized industry-wide as one of the most reliable valuations services. IDC’s methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

The obligations of state and political subdivisions portfolio is valued using FTN’s proprietary valuation matrices. FTN has recently enhanced their market evaluation model to include a separate curve structure for the bank-qualified versus general market municipals. They further break down the grouping of securities according to insurer, credit support, state of issuance, and rating to incorporate additional spreads and municipal curves.

Equity securities that have an active, quotable market are classified in Level 1, equity securities that are quotable, but thinly traded are classified in Level 2, and securities that are not readily traded and do not have a quotable market are classified as Level 3.

Assets measured at fair value on a recurring basis are summarized below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

IBT BANCORP, INC.  AND SUBSIDIARY

Three Months Ended March 31, 2008

	Fair Value Measurements at March 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$122,025	$263,846,767	$72,401

NOTE G – GUARANTEES

In the normal course of business, there are various outstanding commitments and certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments and contingent liabilities represent financial instruments with off-balance-sheet risk. The contract or notional amounts of those instruments were comprised of commitments to extend credit approximating $121,270,000.

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

PROPOSED MERGER

On December 16, 2007, S&T Bancorp, Inc. (“S&T”) and IBT Bancorp, Inc. (“the Registrant”) entered into an Agreement and Plan of Merger (“Merger Agreement”) under which the Registrant will be merged with and into S&T. Under the terms of the Merger Agreement, each share of the Registrant’s common stock will be converted into the right to receive, at the election of the holder: (i) $31.00 in cash; (ii) between 0.93 and 0.97 shares of S&T common stock with the precise exchange ratio to be determined based upon the average of the high and low sale prices for S&T common stock for a 20 trading day period prior to the date of the registrant shareholder meeting at which the Merger Agreement will be considered; or (iii) a combination of cash and shares of S&T common stock. Elections will be subject to limitations set forth in the Merger Agreement that require that 45% of the outstanding shares of the registrant common stock will be exchanged for cash with the remaining 55% of the outstanding shares to be exchanged for shares of S&T common stock. The Registrant has the right to terminate the Merger Agreement if (1) the average closing price of S&T’s common stock for the 20 consecutive trading days ending the day before the date on which the last regulatory approval is received is less than 85% of the closing price of S&T common stock on December 14, 2007, the last trading day preceding announcement of the Merger Agreement and (2) from December 16, 2007 through such date, S&T’s common stock has underperformed the Nasdaq Bank Index by more than 15%, unless S&T elects to increase the merger consideration per share pursuant to a formula specified in the Merger Agreement. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the stockholders of the Registrant at a special meeting to be held on May 13, 2008. The Merger is currently expected to be completed in the second quarter of 2008.

FINANCIAL CONDITION

At March 31, 2008 total assets increased $40.0 million to $827.2 million from $787.2 million at December 31, 2007. The asset growth was primarily due to increases in federal funds sold and securities available for sale of $30.0 million and $12.5 million, respectively. Asset growth was funded by an increase of $33.5 million in total deposits.

Cash and cash equivalents increased $28.5 million to $53.7 million at March 31, 2008 from $25.2 million at December 31, 2007, primarily as a result of the Company’s investment of $30.0 million in federal funds. The Company determined to direct funds into the federal funds market in view of reduced loan demand.

At March 31, 2008, securities available for sale increased $12.5 million to $264.0 million from $251.5 million at December 31, 2007. This change was primarily due to increases in mortgage-backed securities of $19.5 million offset by a net decrease of $7.6 million in U.S. Government Agencies. The Company evaluates the available-for-sale investment portfolio on an on-going basis to maximize yield, within board-approved risk thresholds, making purchasing and selling decisions accordingly.

Investments are reviewed for declines in value on a quarterly basis. At March 31, 2008 and 2007, no investments were recognized as having an other-than-temporary impairment.

Net loans at March 31, 2008 were $476.8 million, a $500,000 decrease from the reported total of $477.3 million at December 31, 2007. Loan growth was primarily stagnated by large borrower payoffs of approximately $8.0 million in commercial mortgage loans. The payoffs were mostly offset by commercial mortgage originations.

At March 31, 2008, total liabilities increased $36.3 million to $757.5 million from $721.2 million at December 31, 2007. The changes in total liabilities were primarily due to increases in total deposits and repurchase agreements of $33.5 million and $3.2 million, respectively.

Non-interest bearing deposit accounts increased $14.9 million to $99.0 million at March 31, 2008, from $84.1 million at December 31, 2007. This change is attributed to new and existing depositors maintaining higher balances.

Interest-bearing deposits increased $18.6 million to $545.3 million at March 31, 2008, from $526.6 million at December 31, 2007. The change was primarily due to increases in certificates of deposits, savings, interest bearing checking, and money market accounts of $11.6 million, $4.4 million, $1.8 million, and $900,000, respectively. The competitive market rates paid on these accounts have contributed to higher balances being maintained.

Repurchase agreements increased $3.2 million to $48.1 million at March 31, 2008, from $44.9 million at December 31, 2007 as a result of existing customers maintaining higher balances. The Company offers its corporate customers sweep accounts where unused deposit balances are swept into an overnight repurchase agreement yielding market rates.

At March 31, 2008, total stockholders’ equity increased $3.7 million to $69.7 million from $66.0 million at December 31, 2007. The change was primarily due to net income of $2.0 million and an increase in accumulated other comprehensive income (net of deferred income taxes) of $3.1 million offset by dividends paid of $1.5 million. Accumulated other comprehensive income increased as a result of changes in the net unrealized gains/losses on securities available for sale. Because of the effect of interest rate volatility on unrealized gains/losses on securities available for sale, the Company’s accumulated other comprehensive income could materially fluctuate for each interim period and year-end. See Note D to the consolidated financial statements.

RESULTS OF OPERATIONS

Net income. Net income for the three months ended March 31, 2008 increased $179,000 to $2,047,000, or $.34 diluted earnings per share from $1,868,000, or $.32 diluted earnings per share, for the comparable three-month period in 2007. The increase for the three months ended March 31, 2008 was primarily the result of an increase in net interest income and other income and a decrease in the provision for loan losses, which was partially offset by an increase in other expenses and the provision for income taxes.

Net interest income. Net interest income increased $513,000 to $5,896,000 for the three months ended March 31, 2008 compared to $5,383,000 for the three months ended March 31, 2007. Interest income increased 7.1% over the comparable 2007 quarter but was partially offset by an increase in interest expense of 4.6%. This was due to rates paid for deposits decreasing at a faster rate than rates charged for loans. As a result, the Company’s net interest spread increased slightly to 2.58% from 2.52% in the prior year period and its net interest margin widened to 3.11% from 3.08%.

Interest income. Interest income for the three months ended March 31, 2008 increased $755,000 to $11,371,000 from $10,616,000 for the comparable three-month period in 2007. The increase in interest income is primarily attributable to an increase in volume, which offset a decline in average yield. The average balance of interest earning assets increased $60.5 million for the three months ended March 31, 2008, to $759.4 million from $698.9 million for the comparable period in 2007. The annualized yield on interest-earning assets decreased 9 basis points to 5.99%, for the three months ended March 31, 2008 from 6.08% for the comparable period in 2007. See “Average Balance Sheet and Rate/Volume Analysis”.

Interest expense. Interest expense for the three months ended March 31, 2008 increased $242,000 to $5,476,000 from $5,233,000 for the comparable period in 2007. The change in interest expense was primarily attributed to the average balance of interest-bearing liabilities increasing $54.4 million to $642.2 million for the three months ended March 31, 2008 from $587.8 million for the comparable period in 2007. Partially offsetting this increase was a decrease of 15 basis points in the annualized average cost of funds to 3.41% for the three months ended March 31, 2008 from 3.56% for the comparable period in 2007. See “Average Balance Sheet and Rate/Volume Analysis”.

Average Balance Sheet.

The following table sets forth certain information relating to the Company for the periods indicated. The average yields and costs are derived by dividing income or expense on an annualized basis by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

	Three Months Ended March 31,			Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable(1)	$480,572	$7,979	6.64%	$469,997	$7,887	6.71%
Investment securities available for sale (2)	266,412	3,306	4.96%	228,519	2,724	4.77%
Federal funds sold	12,373	87	2.82%	387	5	5.20%
Total interest-earning assets	759,357	11,372	5.99%	698,903	10,616	6.08%
Non-interest-earning assets (3)	38,198			38,075
Total assets	$797,555			$736,978

Interest-bearing liabilities:
Money market accounts	$61,588	$356	2.31%	$57,142	$426	2.98%
Certificates of Deposit	346,758	3,934	4.54%	306,151	3,507	4.58%
Other liabilities (4)	233,883	1,186	2.03%	224,502	1,300	2.32%
Total interest-bearing liabilities	642,229	5,476	3.41%	587,795	5,233	3.56%
Non-interest-bearing liabilities (3)	89,287			87,409
Total liabilities	731,516			675,204
Stockholders’ equity (5)	66,039			61,774
Total liabilities and stockholders’ equity	$797,555			$736,978
Net interest income		$5,896			$5,383
Interest rate spread (6)			2.58%			2.52%
Net interest margin (7)			3.11%			3.08%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.24%			118.90%

(1)	Average balances include non-accrual loans, and are net of deferred loan fees.
(2)	Includes investment securities, interest-bearing deposits in other financial institutions and FHLB stock.
(3)	Includes net deferred income taxes in excess of deferred tax benefits on AFS securities (SFAS 115), stock options (SFAS 123/148) and deferred fees (SFAS 109).
(4)	Includes other interest bearing checking accounts, FHLB advances, and repurchase agreements.
(5)	Includes capital stock, surplus and unrealized holding gains on SFAS 115 AFS securities.
(6)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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

	Three Month Period Ended March 31,
	2008 vs. 2007
	Increase (Decrease)
	Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable	$177	$(85)	$92
Investment securities available for sale	452	130	582
Other interest earning assets	155	(73)	82
Total interest-earning assets	784	(28)	756

Interest expense:
Money market accounts	33	(103)	(70)
Certificates of deposit	465	(38)	427
Other liabilities	54	(168)	(114)
Total interest-bearing liabilities	552	(309)	243

Net change in net interest income	$232	$281	$513

Provision for loan losses. For the three months ended March 31, 2008, $150,000 was taken as a provision for loan losses compared to $250,000 for the comparable period in 2007. At March 31, 2008 and for the comparable period in 2007 the allowance for loan losses equaled 1.06% of gross loans outstanding. Net charge-offs as a percentage of average loans for the respective periods were .087% and .005%.

The non accrual loans at March 31, 2008 were $6.6 million or 1.36% of total loans outstanding compared to non accrual loans at December 31, 2007 which were $5.3 million or 1.09% of total loans outstanding.  The increase is primarily due to a large commercial loan becoming more than 90 days past due.  The loan is adequately collateralized and the Company does not anticipate any loss associated with this loan.

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

The allowance is increased by a provision for loan losses which is charged to expense, and reduced by charge-offs, net of recoveries. Loans are placed on non-accrual status when they are 90 days past due.

The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Other income. Total other income for the three months ended March 31, 2008 increased $126,000 to $1,753,000 from $1,627,000 for the comparable three-month period in 2007. The increase in other income for the quarter ended March 31, 2008 was primarily due to increases in trust, debit card, and account service fees of $19,000, $24,000, and $24,000, respectively. Growth in the Trust Department’s assets under management contributed to the increase in fees collected from the comparable period in 2007. Income from debit card and account service fees rose due to a larger deposit base and increased transactions from the comparable period in 2007.

Other expenses. Total other expenses for the three-month period ended March 31, 2008 increased $184,000 to $4,554,000 from $4,370,000 for the comparable three-month period in 2007. An increase in other expenses of $321,000 was partially offset by decreases in pension and other employee benefits and advertising expenses of $97,000 and $65,000, respectively. The increase in other expenses is primarily due to merger related costs which totaled approximately $380,000 while a decrease in pension and employee benefit costs is primarily due to lower health care costs.

Provision for income taxes. Income taxes, for the three months ended March 31, 2008, increased $376,000 to $897,000 from $521,000 for the comparable period in 2007. The effective tax rate increased to 30.5% for the three month period ended March 31, 2008, compared to 21.8% for the comparable period in 2007. The increase in the effective tax rate is due to non-deductible fees related to the Company’s proposed merger with S&T Bancorp.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes for the three months ended March 31, 2008 from the information presented in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Registrant is not a party to any material legal proceedings at the present time. From time to time, the Bank is a party to routine legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other matters of a like kind.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. Not Applicable
(b)	Use of Proceeds. Not Applicable
(c)	Issuer Purchases of Equity Securities. Not Applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are either filed with or incorporated by reference in this Quarterly Report on Form 10-Q:

2.1	Agreement and Plan of Merger, dated December 16, 2007, by and between S&T Bancorp, Inc. and IBT Bancorp, Inc.*
3(i)	Articles of Incorporation of IBT Bancorp, Inc.**
3(ii)	Amended Bylaws of IBT Bancorp, Inc.***
4.1	Rights Agreement, dated as of November 18, 2003, by and between IBT Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent.****
4.2	Amendment, dated December 16, 2007, to Rights Agreement, dated as of November 18, 2003, by and between IBT Bancorp, Inc. and Registrar and Transfer Company, as Right Agent*****
10	Change In Control Severance Agreement with Charles G. Urtin ******
10.1	Deferred Compensation Plan For Bank Directors******
10.2	Death Benefit Only Deferred Compensation Plan For Bank Directors effective as of January 1, 1990******
10.3	Retirement and Death Benefit Deferred Compensation Plan For Bank Directors effective as of January 1, 1990******
10.4	2000 Stock Option Plan*******
10.5	Irwin Bank & Trust Company Supplemental Pension Plan ********
10.6	Medical Insurance Continuation Agreement with Charles G. Urtin *********
10.7	Directors Change in Control Severance Plan **********
10.8	Change in Control Severance Agreement with Raymond G. Suchta, as amended and restated***
10.9	Change in Control Severance Agreement with Robert A. Bowell, as amended and restated***
10.10	Change in Control Severance Agreement with David A. Finui, as amended and restated***
10.11	Addendum to Change in Control Severance Agreement with Charles G. Urtin***
10.12	Addendum to Change in Control Severance Agreement with Raymond G. Suchta***
10.13	Addendum to Change in Control Severance Agreement with David A. Finui***
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

*	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2007.
**	Incorporated by reference to the identically numbered exhibits of the Registrant’s Form 10 (File No. 0-25903) filed April 29, 1999.
***	Incorporated by reference to identically numbered exhibit in Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
****	Incorporated by reference to Exhibit 4 to Amendment No. 1 to Form 8-A (File No. 1-31655) filed November 20, 2003.
*****	Incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement (File No. 001-31655) filed December 31, 2007.
******	Incorporated by reference to the identically numbered exhibits of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
*******	Incorporated by reference to Exhibit 4.1 the Registrant’s Registration Statement on Form S-8 (File No. 333-40398) filed September 29, 2000.
********	Incorporated by reference to identically numbered exhibit to Registrant’s Annual Report on Form 10-K for fiscal year ended December 31, 2004.
*********	Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed March 6, 2006.
**********	Incorporated by reference to the identically numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBT BANCORP, INC.
Date: May 12, 2008	By:	/s/ Charles G. Urtin
Charles G. Urtin President, Chief Executive Officer (Duly authorized officer)
Date: May 12, 2008	By:	/s/Raymond G. Suchta
Raymond G. Suchta Chief Financial Officer (Principal Financial Officer)